Form 10-Q
period 1993-09-30
USR INDUSTRIES INC/DE/
filed 1997-07-14
CIK 316911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1993

                                       OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________.

                          COMMISSION FILE NUMBER 1-8040

                              USR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  22-2303184
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

550 POST OAK BOULEVARD, SUITE 545, HOUSTON, TEXAS                 77027
   (Address of principal executive offices)                     (Zip Code)

                                 (713) 622-9171
               (Registrants telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [_]

      As of September 30, 1993, the Registrant had outstanding 994,655 shares of common stock, par value $1.00 per share.

                                    CONTENTS

                                                                            PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            -   Consolidated Balance Sheets............................       3

            -   Consolidated Statements of Operations..................       5

            -   Consolidated Statements of Cash Flows..................       7

            -   Notes to Consolidated Financial Statements.............       9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............      10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..........................................      15

Item 6.     Exhibits and Reports on Form 8-K...........................      27

                         PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              USR INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     September 30,  December 31,
          ASSETS                                         1993           1992
          ------                                     -------------  ------------
Current assets:
   Cash and equivalents ........................    $    23,990     $    13,827
   Accounts receivable, net ....................        159,188         251,799
   Inventories .................................         30,773          31,492
   Notes receivable - current portion ..........         23,306          18,940
   Prepaid expenses and other ..................         13,324          12,229
                                                    -----------      -----------
        Total current assets ...................        250,581         328,287
                                                    -----------      -----------
Investment in limited partnership ..............           --           190,449
Notes receivable, related party ................        377,884         383,162

Property, plant and equipment, at cost .........      1,681,072       1,681,072
        Less:  accumulated depreciation ........     (1,559,561)     (1,508,042)
                                                    -----------      -----------
                                                        121,511         173,030
                                                    -----------      -----------
Other ..........................................         63,482          63,482
                                                    -----------      -----------
                                                    $   813,458     $ 1,138,410
                                                    ===========      ===========


                 See Notes to Consolidated Financial Statements
                                   (Continued)

                              USR INDUSTRIES, INC.

                                   (UNAUDITED)

                                                     September 30,  December 31,
                                                         1993           1992
                                                     -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ...............  $     2,727   $    13,230
   Accounts payable ................................      345,317       197,989
   Accrued expenses ................................      413,860       366,899
                                                     -------------  ------------
        Total current liabilities ..................      761,904       578,118
                                                     -------------  ------------
Long-term obligation under capital lease ...........       57,695        58,492

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $1;
    3,500,000 shares authorized, 994,655 shares
    issued and outstanding
    at September 30, 1993 and
    December 31, 1992 ..............................      994,655       994,655
Additional paid-in capital .........................      365,461       365,461
Accumulated deficit ................................   (1,366,257)     (858,316)
                                                     -------------  ------------
       Total stockholders' equity ..................       (6,141)      501,800
                                                     -------------  ------------
                                                      $   813,458   $ 1,138,410
                                                     =============  ============


                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                               September 30,
                                                            --------------------
                                                              1993       1992
                                                            ---------  ---------
Revenues:
  Net sales ............................................  $ 264,093   $ 291,753
  Rental income ........................................      7,922       7,904
  Gain on sale of property and equipment ...............       --        20,000
  Gain on disposition of limited partnership interest ..     38,383        --
  Interest and other income ............................       --        14,388
                                                            ---------  ---------
       Total revenues ..................................    310,398     334,045
                                                            ---------  ---------
Costs and expenses:
  Cost of sales ........................................    139,105     113,107
  Selling, general and administrative ..................    481,434     225,479
  Depreciation and amortization ........................     16,967      17,240
  Interest expense .....................................        182         330
                                                            ---------  ---------
       Total costs and expenses ........................    637,688     356,156
                                                            ---------  ---------
Net loss before equity in net loss
  of limited partnership ...............................   (327,290)    (22,111)

Equity in net loss of limited partnership ..............     (2,331)     (1,645)
                                                            ---------  ---------
Net loss ...............................................  $(329,621)  $ (23,756)
                                                            =========  =========
Net loss per common share ..............................  $   (0.33)  $   (0.02)
                                                            =========  =========
Weighted average number of common
     shares outstanding ................................    994,655     994,655
                                                            =========  =========


                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                            1993          1992
                                                        ---------     ---------
Revenues:
  Net sales ........................................  $   823,720   $   901,525
  Rental income ....................................       23,752        23,700
  Gain on sale of property and equipment ...........         --          20,000
  Gain on dispostion of limited partnership interest       38,383          --
  Interest and other income ........................       22,811        39,094
                                                        ---------     ---------
       Total revenues ..............................      908,666       984,319
                                                        ---------     ---------
Costs and expenses:
  Cost of sales ....................................      465,541       373,593
  Selling, general and administrative ..............      894,120       671,222
  Depreciation and amortization ....................       51,519        52,775
  Interest expense .................................          750         1,212
                                                        ---------     ---------
       Total costs and expenses ....................    1,411,930     1,098,802
                                                        ---------     ---------
Net loss before equity in net loss
  of limited partnership ...........................     (503,264)     (114,483)

Equity in net loss of limited partnership ..........       (4,677)       (1,081)
                                                        ---------     ---------
Net loss ...........................................  $  (507,941)  $  (115,564)
                                                        =========     =========
Net loss per common share ..........................  $     (0.51)  $     (0.12)
                                                        =========     =========
Weighted average number of common
     shares outstanding ............................      994,655       994,655
                                                        =========     =========


                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                              1993       1992
                                                          ---------   ---------
Cash flows from operating activities:
  Net loss .............................................  $(507,941)  $(115,564)
  Adjustments to reconcile net loss to net
       cash used in operating activities:
    Depreciation and amortization ......................     51,519      52,775
    Accretion of discount on notes receivable ..........     (7,245)     (6,872)
    Gain on sale of property and equipment .............       --       (20,000)
    Gain on disposition of limited partnership interest     (38,383)       --
    Equity in net loss of limited partnership ..........      4,677       1,081
    Changes in components of working capital:
       (Increase) decrease in accounts
          receivable, net ..............................     92,611    (110,375)
       (Increase) decrease in inventories ..............        719      (1,575)
       (Increase) decrease in prepaid expenses
          and other ....................................     (1,095)     (6,471)
       Increase (decrease) in accounts payable .........    147,328      81,922
       Increase (decrease) in accrued expenses .........     46,961      65,563
                                                          ---------   ---------
       Net cash used in operating activities ...........   (210,849)    (59,516)
                                                          ---------   ---------
Cash flows from investing activities:
       Proceeds from sale of property and equipment ....       --        20,000
       Principal receipts of notes receivable ..........      8,157      14,370
       Reduction in limited partnership interest .......    207,174        --
       Advances from limited partnership ...............     16,981       4,600
                                                          ---------   ---------
       Net cash provided by investing activities .......  $ 232,312   $  38,970
                                                          ---------   ---------


                 See Notes to Consolidated Financial Statements
                                   (Continued)

                              USR INDUSTRIES, INC.

                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                             1993          1992
                                                         --------      ---------
Cash flows from financing activities:
  Payments of long-term lease obligations ..........     $   (797)     $   (741)
  Payments of long-term debt .......................      (10,503)      (10,503)
                                                         --------      ---------
Net cash used in financing
    activities .....................................      (11,300)      (11,244)
                                                         --------      ---------
Net increase (decrease) in cash and
   equivalents .....................................       10,163       (31,790)
Cash and equivalents at beginning of
   period ..........................................       13,827        42,546
                                                         --------      ---------
Cash and equivalents at end of period ..............     $ 23,990      $ 10,756
                                                         ========      =========


Supplemental Disclosures of Cash Flow Information:

      Cash paid for interest was $797 and $1,313 for the nine months ended September 30, 1993 and 1992, respectively. Due to its substantial tax loss carryforward and operating losses, the Company was not required to make cash payments for federal income taxes during such periods.

                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10-K of USR Industries, Inc. (the "Company") for the year ended December 31, 1992, which is incorporated herein by reference. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.

      The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(2)  INTEREST IN LIMITED PARTNERSHIP

      As of September 30, 1993, the Company settled certain net amounts due to another company which shares office facilities with the Company (and which has one common officer and director but no ownership of the Company) in the amount of $77,000 and from an officer in the amount of $180,000 by non-cash payment and exchange of its interests in its real estate limited partnership. The Company realized a gain on the transfer of such limited partnership interests totaling approximately $38,000. As a result of such changes in the Company's relative ownership, as of September 30, 1993, the Company began accounting for such limited partnership investment under the cost method rather than the equity method. Also during 1993, the Company paid certain other accrued compensation and expenses owed to officers totaling $25,000 by exchanging limited partnership interests in lieu of cash payments. See Notes to Consolidated Financial Statements and Note 2 thereof contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(3)   CERTAIN ADJUSTMENTS

      During the third quarter the Company completed a review of expenses and expense allocations related to the shared use of data processing and other administrative facilities including telephone, accounting, copying and mailroom facilities and to business travel arrangements and certain personnel expenses. Based on this review, selling, general and administrative expenses reported in the financial statements of the Company for the quarter and nine months ended September 30, 1993 have been adjusted to recognize

                              USR INDUSTRIES, INC.

currently the total expenses incurred during the four years and three quarters from 1989 through the third quarter 1993, inclusive, and totaling approximately $182,000.

(4)  NOTES RECEIVABLE

      During the third quarter of 1993 the Company agreed to defer principal payments on notes receivable from AeroPanel Corporation ("AeroPanel") and to forgive interest thereon from July 1, 1993 to September 1, 1994. As a condition thereto the Company required AeroPanel to raise substantial new financing. The Company's actions were deemed necessary and in its best interests because of the free world's sudden and significant reduction in defense spending following the end of the Cold War and the resultant curtailment or cancellation of military and space exploration programs served by AeroPanel. The Company believes that if it were to have attempted to force accelerated payment of such notes receivable, in turn AeroPanel could be forced to seek defensive reorganization under the bankruptcy statutes, thereby impairing the value of a Company asset.

      As of September 1, 1993 AeroPanel fulfilled the first performance milestone required by the Company as a condition of possible restructure of the notes receivable by concluding an agreement with a commercial factor. The agreement provided up to $250,000 of cash financing immediately available to AeroPanel. The commercial factor took a senior security interest in AeroPanel's assets, as well as other independent security.

                                     * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  I.  LIQUIDITY AND CAPITAL RESOURCES

      To date the Company has funded its internal cash needs from operations, asset sales, and bank borrowings from time to time. The Company expects to look to sales of other assets to meet its liquidity needs, if such are not met from current operations. There can be no assurance that the proceeds from such transactions will be sufficient to meet the Company's future expenses, particularly its legal expenses. If in the future the Company is unable to meet its obligations as they fall due, the Company could seek protection from creditors under the federal bankruptcy statutes.

      As of September 30, 1993 the Company's working capital deficit was $511,323 and the ratio of current assets to current liabilities was 0.3 to 1.0 as compared to a working capital deficit of $249,831 and current ratio of 0.6 to
1.0 as of December 31, 1992. The primary causes for the deterioration of the Company's current ratio are legal fees and litigation related administrative expenses, including travel expenses, and the material and increasingly adverse impact on the Company's business caused by inability to attract needed investment, or to obtain borrowings or other financing as a result of extensive environmental claims against the Company. The Company evaluates its accounts and notes receivable from time to time and provides an allowance against current operations for accounts deemed to be uncollectable. During 1992 the terms of certain

                              USR INDUSTRIES, INC.

notes receivable were revised to increase the interest rate to 8.5% and establish the maturity dates at March 31, 2004 and March 31, 2005, respectively. On an historical basis, the Company has not experienced any significant losses from the extension of credit to its customers.

      As a result of complex litigation and the settlements pertaining thereto, the Company has been required to bear very substantial legal and related administrative and travel expenses, as well as increasingly costly and difficult restrictions on its operations. While settlements of litigation and certain legal expenses for environmental and related claims during 1991 and 1992 were eventually caused to be paid directly by insurance carriers, the related direct and indirect costs and restrictions, particularly restrictions on the Company's ability to arrange equity financing, new debt agreements or lease financing so as to remove and replace antiquated production equipment, have badly damaged the Company. The combined effect of the foregoing have undermined the Company's ability to modernize and compete. For further discussion of environmental litigation matters, see Notes to Consolidated Financial Statements and Note 10 thereof contained in the Company's 1992 Annual Report on Form 10-K and Part II,
Item 1 of this Quarterly Report on Form 10-Q.

      Under a Defense Agreement dated September 30, 1985 to which the Company, Safety Light and five primary insurance carriers are parties ("Defense Agreement"), certain of the Company's ongoing legal defense costs in the environmental litigation were assumed by such insurance carriers. However, payments by such carriers under the Defense Agreement do not cover either the direct or indirect costs to the Company of the litigation and, in any event, the Defense Agreement has been superseded to a substantial degree by subsequent litigation settlements. To the extent such Defense Agreement may still be in effect, it should be noted that the insurance carriers are defending "under reservation" of their absolute rights to deny all liability on the underlying claims and that certain of the insurance carriers under the 1985 Defense Agreement and that certain other insurance carries not party to the 1985 Defense Agreement have advised that they may refuse to further assist the Company unless compelled to do so by judicial means.

      The Company is subject to additional environmental claims which are not covered by the Defense Agreement or other agreements with insurers, although discussions for the possible participation by certain insurance carriers have been held. Of course there can be no assurance that any such discussions will result in any further agreement as to the payment of defense costs by insurance carriers. In the event that no agreement is reached with insurers with respect to such costs, the Company will be required to pay additional legal and litigation related expenses. Potential sources of payment for such costs include the sale or transfer of Company assets or the sale, conveyance or discounting of its accounts receivable.

      Beginning during February 1991 the Company and Safety Light successfully negotiated individual settlement agreements with five primary insurance carriers and three excess insurance carriers. Settlement documents were executed covering the monies and releases to be exchanged between the parties. The insurance carriers paid $6,050,000 into separate trust accounts administered by parties unrelated to the Company. Substantially all such amounts were applied to settle lawsuits, as further described in Part II, Item 1 hereof (see Sections (a) and (b)). The Company also has settled matters described in such Part II, Item 1

                              USR INDUSTRIES, INC.

hereof (Section (d)); other claims that may be covered under the various trust fund agreements; two claims against Safety Light; and insurance actions discussed in Part II, Item 1 hereof and Section (e) thereto. In January 1992 monies obtained under the initial installment were applied toward defense costs of matters described in Part II, Item 1 hereof (See Sections (f) and (g)). In January 1992, the Company and Safety Light negotiated a settlement agreement with an additional insurance carrier, pursuant to which the insurance carrier paid two installments, one of which was paid in February 1992 upon execution of all settlement documents and the other paid in January 1993. Monies have been placed into a separate trust account for the defense of matters described in
Part II, Item 1 hereof (Section (f) and (g)) and to a separate action naming the Company and Safety Light. On or about May 1992, the Company and Safety Light concluded a settlement agreement with three primary insurance carriers whereby the insureds will be reimbursed a total of seventy-five percent (75%) of legal costs and expenses incurred in the matter described in Section (f) of Part II,
Item 1 hereof.

      Because the uses of amounts paid to the trust accounts were specifically restricted by terms of the settlement agreements entered into by the Company, the effects of the above transactions were not reflected in the Company's Consolidated Financial Statements, other than the reversal of previously accrued legal expenses of $229,240 during 1991 to reflect expenses reimbursed through direct payments by the carriers. Furthermore, since settlements are negotiated only with the consent of the insurance carriers, no insurance company receivables are or have been reflected in the Company's Consolidated Financial Statements.

      Having resolved several of its long-standing litigation matters, but with new and different matters still in preliminary stages, at this time the liability of the Company and its subsidiaries alleged to be corporate successors to the former USRC cannot be reasonably estimated, nor at this time does management believe that ultimate liability is sufficiently likely to be viewed as "probable" or that an estimate of insurance proceeds can be made with any degree of certainty. Therefore, the Company has not made additional accruals for possible liability at this time. However, due to factors including the very substantial potential costs of remediation and the uncertainty of the possibilities of further settlements and of the ultimate outcome of these matters, despite what the Company and its counsel believe are meritorious defenses and claims, the Company may be materially adversely affected in the future even if there is no judicial finding of successor liability.

      The Company is of the opinion that if, in the future, there is any further material adverse development in such environmental litigation, the Company may be required to make additional asset sales and to file for protection from creditors under the federal bankruptcy statutes.

                              USR INDUSTRIES, INC.

II.   RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1993 WITH THREE MONTHS ENDED SEPTEMBER 30, 1992.

      For the three months ended September 30, 1993 total revenues decreased to $310,398 compared to $334,045 for the previous year quarter, a net decrease of $23,647. Net sales from manufacturing for the three months ended September 30, 1993 were $264,093 as compared to $291,753 for the prior year quarter. The decrease of $27,660 is primarily a result of changes in the mixture and shipments of products sold to certain customers. The Company reported net rental income of $7,922 for the quarter ended September 30, 1993 compared to $7,904 for the prior year quarter. The Company's rental income is derived from the subleasing of buildings leased by the Company under both capital and operating leases.

      The Company realized a $20,000 gain on the sale of property and equipment during the quarter ended September 30, 1992. There were no such sales during the comparable 1993 period. The Company had interest and other income, derived primarily from the accretion of the discount and interest received on notes receivable from the sale of certain net assets in 1985, of $14,388 during the three months ended September 30, 1992. The Company did not record any interest income during the current year quarter as a result of the decision to forgive interest payments on the notes from July 1, 1993 to September 1, 1994 (See Note
4).

      Cost of sales for the current quarter was $139,105 compared to $113,107 for the prior year quarter, an increase of $25,998. Such increase is primarily the result of changes in the Company's sales mix whereby current products exhibit higher relative material and overhead costs.

      Selling, general and administrative expenses for the three months ended September 30, 1993 were $481,434 compared to $225,479 for the prior year quarter. The increase of $255,955 is due primarily to an adjustment recorded in the current quarter resulting from the Company's review of expenses and expense allocations for the period from 1989 through September 30, 1993, related to the shared use of data processing and other administrative facilities and to business travel arrangements and personnel expenses, in the amount of approximately $182,000. The Company includes its legal expenses for litigation in selling, general and administrative expenses as further discussed in Note 10 to the Consolidated Financial Statements contained in the Company's 1992 Annual Report on Form 10-K and Part II, Item 1 hereof. Depreciation and amortization expense remained steady at $16,967 for the three months ended September 30, 1993 compared to $17,240 for the prior year three month period.

      During the current quarter the Company's pro-rata share of equity in the net loss from its real estate limited partnership investment was $2,331 compared to a net loss of $1,645 for the corresponding three month period in 1992. After giving effect to non-cash charges for depreciation, such limited partnership reported a net loss of $9,838 for the quarter ended September 30, 1993 compared to a net loss of $6,358 for the prior year quarter. The current quarter net loss also reflects decreased rental income due to slightly

                              USR INDUSTRIES, INC.

reduced occupancy levels. Offsetting the foregoing losses, during the current quarter the Company recorded a gain of $38,383 on the transfer of interests in the limited partnership.

      Primarily as a result of the foregoing factors, the Company reported a net loss of $329,621 for the three months ended September 30, 1993 compared to a net loss of $23,756 for the comparable quarter in 1992.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1993 AND SEPTEMBER 30, 1992.

      For the nine months ended September 30, 1993 total revenues decreased to $908,666 compared to $984,319 for the comparable prior year nine month period, a net decrease of $75,653. Net sales from manufacturing for the nine months ended September 30, 1993 decreased to $823,720 compared to $901,525 for the comparable prior year period. The decrease of $77,805 primarily reflects changes in the mix and shipments of products sold to certain customers. The Company reported net rental income of $23,752 for the nine months ended September 30, 1993 compared to $23,700 for the comparable prior year period. The Company's rental income is derived from the subleasing of buildings leased by the Company under both capital and operating leases.

      The Company realized a $20,000 gain on the sale of property and equipment during the nine months ended September 30, 1992. There were no such sales during the comparable 1993 period. The Company had interest and other income, derived primarily from the accretion of the discount and interest received on notes receivable from the sale of certain net assets in 1985, of $22,811 during the nine months ended September 30, 1993 compared to $39,094 from the comparable prior year period. The decrease of $16,283 reflects the Company's forgiveness of interest payments on the notes from July 1, 1993 to September 1, 1994 (See Note
4).

      Cost of sales for the current nine months was $465,541 compared to $373,593 for the comparable prior year period, an increase of $91,948. Such increase is primarily the result of changes in the Company's sales mixture which resulted in products with higher relative material and overhead costs. Selling, general and administrative expenses for the nine months ended September 30, 1993 were $894,120 compared to $671,222 for the comparable prior year period. The increase of $222,898 is due primarily to an adjustment recorded in the current quarter resulting from the Company's review of expenses and expense allocations for the period from 1989 through September 30, 1993, related to the shared use of data processing and other administrative facilities and to business travel arrangements and personnel expenses, in the amount of approximately $182,000. The Company includes its legal expenses for litigation in selling, general and administrative expenses as further discussed in Note 10 to Consolidated Financial Statements contained in the Company's 1992 Annual Report on Form 10-K and Part II, Item 1 hereof. Depreciation and amortization expense decreased slightly to $51,519 for the nine months ended September 30, 1993 from $52,775 for the comparable prior year period.

      During the current nine months the Company's pro-rata equity share of the net loss from its real estate limited partnership investment was $4,677 compared to a net loss of $1,081 for the corresponding nine month period in 1992. After giving effect to non-cash charges for depreciation, such limited partnership reported a net loss of $19,739 for the

                              USR INDUSTRIES, INC.

nine months ended September 30, 1993 compared to net earnings of $4,179 for the prior year period. Such decrease primarily reflects decreased rental income due to slightly lower occupancy levels. Also, during the current nine months, the Company recorded a gain of $38,383 on the transfer of certain interests in the limited partnership.

      Primarily as a result of the foregoing factors, the Company reported a net loss of $507,941 for the nine months ended September 30, 1993 compared to a net loss of $115,564 for the comparable period in 1992.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      (a) T&E INDUSTRIES, INC. On April 2, 1981 an action was commenced in the Superior Court of New Jersey, Essex County, by T & E Industries, Inc. naming USRC, the corporate predecessor to Safety Light Corporation ("Safety Light"), as a defendant and alleging, inter alia, that property in Orange, New Jersey owned by the plaintiff suffers from contamination from certain radioactive materials allegedly deposited thereon by USRC during prior years. The litigation arises from operations conducted by USRC at the site during the years 1917 through 1925. Subsequent to the commencement of this action the complaint was amended to include the Company and certain of its wholly owned subsidiary corporations alleged to be corporate successors to the former USRC. The plaintiff seeks to compel remedial action as to alleged improper condition of the site and damages in unspecified amounts in compensation for alleged injury to its property and business as well as punitive damages.

      During December 1983 plaintiffs amended such complaint to include as additional defendants GAF Corporation, Mitsubishi Chemical Industries, Inc. ("MCI") and MCI's subsidiary in New Jersey, USR Optonix, Inc., which was alleged to be a corporate successor to the former USRC. The additional defendants were claimed to be liable under the product line exception to the general theory that a third party purchaser of assets is not liable as a successor. The additional defendants answered denying liability and demanded that the previously named defendants defend the action on their behalf and indemnify them against costs and any potential liability in connection therewith. In 1984 the additional defendants were successful on a motion for summary judgment against the plaintiffs and, accordingly, the claims of the additional defendants against the Company and its subsidiaries were dismissed.

      In early 1985 the Company prevailed against a motion for summary judgment by the plaintiff seeking judgment that the Company is the successor to USRC.

      In September 1985 five primary insurance carriers of the Company and Safety Light assumed the defense of the Company, certain of the Company's subsidiaries and Safety Light, pursuant to a Defense Agreement. While the insurance carriers assisted in the defense of certain actions their defense was made subject to an absolute reservation of rights to deny liability on any of the underlying claims.

                              USR INDUSTRIES, INC.

      On February 3, 1986, this matter was tried before a jury in front of the Honorable Stanley G. Bedford. This trial was only with respect to the liability, if any, of Safety Light. Prior to trial, the Court bifurcated the count asserting liability against the Company and certain of the Company's subsidiaries and on November 18, 1985 ordered that all claims against the Company would be severed and separately tried, if at all, in the event plaintiff obtains a judgment against Safety Light.

      During the trial the Court granted a directed verdict in favor of Safety Light dismissing all of plaintiff's strict liability claims, all negligence based claims relating to the conduct of USRC between 1917-1925, and all claims based upon fraud, recklessness and intentional conduct. The only remaining claims against Safety Light were an alleged negligent failure to warn when the premises were sold in 1943 and a negligence theory which allegedly placed upon USRC a continuing duty to warn prospective purchasers up through the time plaintiff purchased the property in 1974, thirty-one years later. The Court also reduced plaintiff's damage claim from $2.8 million to under $400,000.

      On March 11, 1986, the jury returned a verdict, finding that USRC was not negligent in 1943 when it failed to warn its immediate purchaser that the presence of radioactive tailings on the premises constituted a potential risk to health or property. The jury did find that USRC was negligent for not warning plaintiff before its purchase of the property thirty-one years later, in 1974, that some potential risk to health or property existed on the premises. Damages were assessed against Safety Light in the amount of $372,100.

      On April 25, 1986, Judge Bedford granted Safety Light's motion for judgment in its favor notwithstanding the jury's verdict of March 11, 1986. The Court also denied plaintiff's application for indemnification by Safety Light of all cleanup costs assessed against plaintiff as a result of any future government efforts to decontaminate the property. Final judgment was thereafter entered in favor of Safety Light, the Company and certain of the Company's subsidiaries on May 29, 1986 and awarded on September 20, 1986, dismissing all of plaintiff's claims in their entirety.

      On July 9, 1986, plaintiff filed a Notice of Appeal from the June 20, 1986 judgment. On August 11, 1988 the Appellate Division reversed the lower court's decision, entered judgment in favor of plaintiff based on plaintiff's absolute liability claim and remanded the case to the trial court for a new trial on the issue of damages. By order dated September 19,1988 Safety Light's motion for re-consideration was denied by the Appellate Division. A petition for certification to the Supreme Court of New Jersey was granted and oral arguments were heard on March 12, 1990. On April 2, 1991 Safety Light and the Company settled all claims asserted by plaintiff with the exception of future unknown third party claims against plaintiff relating to the property and future cleanup costs incurred by plaintiff. Settlement documents have been finalized and executed by all parties. All monies for this settlement have been provided by certain insurance carriers of the Company and Safety Light. On April 3,1991, the Supreme Court modified the Appellate Division's decision, affirmed the decision and modified and remanded the matter for a new trial on damages. Because of the aforementioned settlement, this new trial will not be necessary.

                              USR INDUSTRIES, INC.

      Claims also were made by T & E Industries in an action brought in the U.S. District Court for the District of New Jersey, allegedly pursuant to the Comprehensive Environmental Response, Compensation Liability Act of 1980 ("CERCLA") seeking a declaration that defendants are liable for all costs of cleanup and decontamination, consistent with the National Contingency Plan, of the site presently known as 422 Alden Street, Orange, New Jersey and seeking a judgment for "response costs" already incurred and injunctive relief for enforcing such remedy. Defendants made a motion to dismiss and plaintiffs made a cross-motion for partial summary judgment against Safety Light. The motions were heard on February 10, 1988. The Court, through Judge Wolin, found against the defendants' motion to dismiss and granted T & E's application that Safety Light is liable under CERCLA for all necessary costs of response incurred by T & E which are consistent with the National Contingency Plan. The Court, however, limited T & E's alleged damages and determined, inter alia, that T & E's claim for attorney's fees are not recoverable response costs under CERCLA.

      This matter has also been settled pursuant to the terms of the settlement agreement discussed previously with all monies paid in settlement provided by certain insurance carriers of the Company and Safety Light. The same reservation of rights by plaintiff pertains to this matter. Plaintiff has asserted no claims against the Company or Safety Light under this reserved right to seek recovery for future unknown third party claims against plaintiff relating to the property and future cleanup costs incurred by plaintiff. At this time, since no claims have been made, the Company cannot predict whether or in what amount plaintiff may seek recovery against the Company under plaintiff's right to make such claims.

      (b) MONTCLAIR, GLEN RIDGE AND WEST ORANGE. Between 1984 and 1990 Safety Light, the Company and its two manufacturing subsidiaries, USR Lighting, Inc. and USR Metals, Inc., were named as defendants in seven actions commenced in Superior Court, Essex County, New Jersey. These actions were brought on behalf of certain residents in the Townships of Montclair, Glen Ridge and West Orange, New Jersey and claim, inter alia, damages to land and personal injury in amounts to be proved at trial as well as punitive damages. Such alleged damages are claimed to have been caused by actual or threatened exposure of the property and persons of plaintiffs to gamma radiation and levels of radon gas, a radioactive decay product of uranium or radium bearing ores, at levels above background levels naturally occurring and in excess of permissible levels established by the government for exposure to members of the public. Plaintiffs allege that such radiation is a product of landfill obtained from the former USRC site in Orange, New Jersey.

      By notice of motion returnable on July 18, 1986, the Company, certain of the Company's subsidiaries and Safety Light moved for summary judgment dismissing plaintiff's claims based upon the continued lack of a factual nexus between their activities and the presence of radon in plaintiffs' homes. The motion was also based upon the inapplicability of the legal theories advanced by plaintiffs to these matters. By order dated August 22, 1986, the Court granted in part and denied in part the motion for summary judgment, ruling that there remained factual issues preventing the dismissal of certain claims which could not be resolved without a full plenary hearing. The Court dismissed all causes of action based upon manufacture of a defective product, breach of an express or

                              USR INDUSTRIES, INC.

implied warranty, battery and trespass. By the same order, the Court also consolidated these matters for discovery and trial purposes.

      By order dated January 16, 1987, the Court granted the motion filed by the Company, certain of the Company's subsidiaries and Safety Light for severance and separate trial of certain liability and damage issues. The Court directed that these matters be tried in three separate phases: (1) a Phase I trial relating solely to plaintiffs' claims that the allegedly contaminated soil around plaintiffs' homes originated at the former USRC site in Orange, New Jersey; (2) if plaintiffs are successful in the Phase I trial, a second trial would follow encompassing all remaining liability issues; and (3) if plaintiffs are successful again in the Phase II trial, a third trial would follow relating to the plaintiffs' personal injury and property damage claims.

      On November 19 and 20, 1987 the defendants' motion for partial summary judgment regarding the absence of contaminated soil originating from the Orange site of the former USRC on plaintiffs' property was argued before the Superior Court of New Jersey, Law Division, Essex County. By letter opinion dated January 29, 1988, as supplemented by Judge Yanoff's letter of February 4, 1988, the Court granted in part and denied in part defendants' application. The Court adjudicated as a fact that there is no contamination fill originating from the Orange site on six of the properties claiming to be contaminated and directed a hearing, with further expert testimony, regarding the alleged presence of contaminated sub-surface material on 14 properties as well as 30 remaining properties where certain bore hole sampling results were relied upon. On March 18, 1988, the Court denied plaintiffs' request for a rehearing on defendants' motion, as well as plaintiffs' request for leave to perform additional bore hole sampling and analysis to oppose defendants' application. Following a lengthy hearing in April and May, 1989, the Court, by letter opinion dated July 12, 1989, determined such testimony to be inadmissible.

      By notice of motion dated September 15, 1989 defendants renewed their motion for partial summary judgment adjudicating as a fact that there is not contaminated fill originating from the former USRC's former property in Orange on 18 plaintiff owned or occupied properties. Defendants also moved for the dismissal of all property damage and consequential damage claims of 22 plaintiffs, based on the absence of contaminated fill on certain properties.

      As in the T&E Industries matter, the same five primary insurance carriers of the Company and Safety Light assumed the defense of the Company, certain of the Company's subsidiaries and Safety Light, with a complete reservation of rights.

      On March 15, 1991, the parties agreed to the terms of a settlement pursuant to which plaintiffs would release the Company and Safety Light from all claims, present and future, known and unknown. All monies paid as the result of this settlement were provided by certain insurance carriers of the Company and Safety Light. Settlement documents have been executed with all monies paid as of September 30, 1991. These monies have been distributed to all plaintiffs following receipt of signed releases from each plaintiff and/or court approval of the settlement as to all plaintiffs who have not yet reached the age of majority.

                              USR INDUSTRIES, INC.

      (c) U.S. ENVIRONMENTAL PROTECTION AGENCY PROCEEDINGS. The U.S. Environmental Protection Agency ("EPA") has included the Orange, New Jersey site and the Montclair, Glen Ridge and West Orange sites on the national priorities list of the Comprehensive Environmental Response Compensation Liability Act of 1980, 42 U.S.C. 9601, et seq., and has notified the Company that it, among others, may be a potentially responsible party under the Act. The Company has provided requested information to the EPA. In view of the decision of Judge Wolin of the U.S. Federal District Court declaring Safety Light a liable party under CERCLA for the remediation and cleanup for the Orange site, the EPA completed a Work Plan for Remedial Investigation and Feasibility Study ("RI/FS") for cleanup of the Orange, New Jersey site. Based on a preliminary review and certain assumptions about the remediation steps to be undertaken, a consultant for defendants estimated remediation costs at $4,800,000. EPA has estimated remediation costs with this property and so called satellite and vicinity properties at $80,000,000. Defendants agreed to erect a security fence around the Orange site. An Administrative Consent Order embodying this agreement was negotiated with EPA and the fence was completed. Four of the same five preliminary insurance carriers of the Company and Safety Light assumed all the costs associated with the construction of the security fence. The RI/FS is currently planned to begin within the near future.

      The RI/FS and supplemental RI/FS have been completed by EPA for the Glen Ridge, Montclair and West Orange sites. EPA has estimated remediation costs for a ten year excavation and removal program at these offsite locations to be approximately $250,000,000. The Record of Decision ("ROD") selecting the remedy for the sites was issued by EPA and implementation of the selected remedy has begun. At this time, the federal government has not commenced any proceedings against the Company or Safety Light for the recovery costs associated with the investigation or remediation of the Orange site or the Glen Ridge, Montclair and West Orange sites.

      The Company has not made additional accruals for any potential exposure in this matter at this time due to the preliminary stage of the matter and the unresolved question of the Company's liability under CERCLA as an alleged successor to the former USRC. However, the costs of remediation are potentially very large, and in the event the Company is found liable and the insurance carriers prevail in any further action seeking to deny or limit coverage, the Company would be materially adversely affected and would be required to seek protection under the federal bankruptcy code. At this time, the Company believes it has meritorious defense against liability as an alleged successor and meritorious claims against its insurance carriers; however, of course no assurance can be given as to the outcome of these matters.

      The Company believes that its employees, stockholders and itself have been unfairly and wrongfully subjected to theories of retroactive liability springing from allegations dating back to the turn of the century and the era before World War I. The Company believes that the actions complained of were legal and, moreover, were in accordance with the accepted knowledge and practices of their time. If further litigation claims are made by the government or private parties the Company will have no alternative but to file for reorganization pursuant to the bankruptcy statutes.

                              USR INDUSTRIES, INC.

      (d) U.S. NUCLEAR REGULATORY COMMISSION PROCEEDING. During the first quarter of 1989 the Company received from the U.S. Nuclear Regulatory Commission ("NRC") an order dated March 16, 1989 modifying certain operating licenses of Safety Light and demanding information respecting the Bloomsburg, Pennsylvania site of Safety Light. The order, which alleges in part that the Company is liable as a "corporate successor" of Safety Light, requires certain activities including the preparation and implementation of a plan for site characterization and decontamination of the Bloomsburg facility, and makes demand for certain information. On June 2, 1989, a Joint Characterization Plan prepared by the Company's consultant was submitted in response to the March 16, 1989 Order. That plan was rejected by the NRC Staff on June 16, 1989. An alternative plan was submitted in August 1989.

      On August 21, 1989, the NRC Staff issued a second immediately effective order requiring the named parties, including the Company, to establish a one million dollar trust fund to finance a broad plan to characterize the extent of contamination at the Bloomsburg site. The Company requested a hearing before the Atomic Safety and Licensing Board (the "Licensing Board") with respect to both the March and August orders. In addition, the Company filed a petition for Review before the United States Court of Appeals for the District of Columbia Circuit. By orders dated November 22, 1989 and December 1, 1989, the Licensing Board issued a stay of the March and August orders with respect to the Company. By order dated July 26, 1989, the District of Columbia Circuit Court stayed further action in that proceeding pending further action by the NRC on the March 16, 1989 order.

      By order dated February 8, 1990, the Licensing Board reconsidered and modified the stay of the March and August Orders, and required the Company to make contributions to an escrow fund pursuant to the August 21, 1989 order. The Atomic Safety and Licensing Appeal Board heard oral argument on the issue of reconsideration and modification of the stay on March 6, 1990. The Appeal Board has not yet issued a decision on the imposition of a stay. On April 24, 1990, the Atomic Safety and Licensing Appeal Board affirmed the Licensing Board's February 8, 1990 Order. On August 3, 1990, the Company filed a timely petition for review of the Appeal Board's decision in the United States Court of Appeals for the District of Columbia Circuit. That appeal has been stayed pending further agency action.

      On or about May 4, 1990, the Company and the NRC Staff entered into a partial interim settlement, which provided for partial characterization study of the Safety Light site to be completed on or by October 15, 1990. By order dated May 4, 1990, the Licensing Board granted a joint motion by the NRC Staff and the Company to stay the NRC proceedings during the term of the partial interim settlement agreement. The NRC Staff and the Company further agreed to (a) report to the Licensing Board on or by November 26, 1990, on the results of the study and (b) to make recommendations for further action at that time. On or about October 15, 1990, the Company forwarded to the NRC Staff and to the members of the Licensing Board copies of the partial interim characterization study prepared by Chem-Nuclear Systems, Inc., pursuant to the partial settlement agreement. Of that study, the Company has been advised that remediation costs could total between $15,000,000 to in excess of $25,000,000 based on remediation costs for similar properties if all remediation actions originally ordered were completed.

                              USR INDUSTRIES, INC.

      By order dated November 21, 1990, the Licensing Board granted a joint motion to hold the NRC proceeding in abeyance until January 21, 1991, to enable the NRC Staff to issue Demands for Information to USR Industries, Inc. and Safety Light regarding NRC decommission funding requirements found in 10 C.F.R. _ss.30.35. On January 7, 1991, the NRC Staff issued the Demand for Information to the Company. The Company responded on February 7, 1991. On January 22, 1991, the NRC Staff and the Company filed a second joint motion to hold the NRC proceeding in abeyance until March 4, 1991, to enable the staff to complete its review. On March 4, 1991, the NRC Staff again moved to stay action.

      In addition, on February 7, 1992 the NRC issued an order to the Company and Safety Light in which it denied the license renewal applications which had been filed by Safety Light on January 24, 1984 and November 27, 1987, respectively. The NRC based its denial on Safety Light's alleged violation of regulations regarding a decommissioning funding plan. The Company and Safety Light have filed an answer and request for hearing. Among the issues identified for that hearing is whether the NRC has jurisdiction over the Company. No schedule has been set in that proceeding. However, the Licensing Board has asked the parties to respond to a series of questions to enable the Licensing Board to determine if the proceedings should be consolidated.

      Pursuant to the settlement agreements referenced in (e) below, the Company and Safety Light have allocated approximately $975,000 of trust funds toward defense efforts and payment of costs and expenses associated with the continuing investigation and decommissioning of the property. Approximately $230,000 of this amount has been paid to consultants retained by the Company and Safety Light. Of the aforementioned allocated amount, $200,000 was paid in January 1993 by the insurance carrier with whom settlement was reached in January 1992. Additional costs and expenses are anticipated.

      During March 1993 the Company's NRC counsel became concerned that the money available from insurance settlements for legal costs, remediation and additional settlements was being outstripped by accelerating legal expenses to defend motions, requests for interrogatories and other actions by the NRC legal staff. Such counsel and the Company both believe that the combined legal costs to wage simultaneous actions offensively against the insurance carriers and defensively to protect the Company are running substantially in excess of amounts currently available. Accordingly, such counsel advised the Company, Safety Light and the NRC that it has withdrawn from representation of the Company and Safety Light effective March 15, 1993. Thereafter, other than with respect to certain limited contributions of legal services to encourage settlement between the Company, Safety Light and the NRC, and except to provide representation of the Company to contest NRC jurisdiction, such counsel will no longer represent the interests of the Company or Safety Light in the foregoing proceedings.

      The Company thereupon advised the NRC that, as it would be unable to continue to pay legal counsel both for defense of the NRC matter and offensive pursuit of the insurers, the Company had no alternative but to represent itself before the NRC. On April 2, 1993 the Company and Safety Light appeared before a three judge panel of the Atomic Safety and Licensing Board in a settlement review. On April 2, 1993 that Board directed

                              USR INDUSTRIES, INC.

that all pending legal motions in the matter would be suspended to allow for direct review and negotiation between Safety Light and the NRC technical staff without use of attorneys by any party. The Company was given standing to be present and assist at such meetings.

      One of the areas to review is a proposal for site characterization and potential remediation which Safety Light arranged to be submitted by Amersham International, Inc. ("Amersham"), a leading worldwide specialist in nuclear medicine and remediation. Amersham is a commercial outgrowth of a government atomic energy authority of the United Kingdom. A conference between NRC technical personnel and Amersham was set for the week beginning May 3, 1993.

      Following conferences and proposals between the Company; Safety Light; NRC staff, licensing, enforcement and technical personnel; outside experts on remediation, lead by Amersham; and with the further limited participation and assistance of NRC counsel for the Company and Safety Light, a settlement agreement was concluded on September 20, 1994 between the NRC, Safety Light and the Company. Under the agreement the Atomic Safety and Licensing Board dismissed proceedings which were then pending against Safety Light and the Company. Such dismissal of these proceedings effectively terminated enforcement actions which had been brought by the NRC staff against the Company and Safety Light for a period of five years through December 1999. In conjunction with the settlement the Company agreed to make monthly payments into a trust account in the amount of $1,000 for forty-eight (48) consecutive months. Safety Light undertook independent financial and remediation obligations.

      Separately, the NRC advised the Company that the Licensing Board of the NRC had determined that, for NRC purposes, the Company is deemed a "successor" to USRC.

      At this time, the Company believes it has meritorious defenses against liability as an alleged successor and meritorious claims for defense and coverage against its insurance carriers; however, of course no assurance can be given as to the final outcome of these matters.

      (e) PROCEEDINGS AGAINST CERTAIN INSURERS. During 1984 the Company notified its insurance carriers as to the pendancy of certain of the above described actions and requested that such carriers defend and indemnify the Company as a named insured under various primary insurance policies as well as excess coverage or umbrella policies. All such carriers answered denying liability and denying any obligation to defend the Company against the claims asserted. Thereupon on August 20, 1984 the Company commenced an action in Superior Court of New Jersey, Essex County, naming as defendants all of the Company's primary and excess coverage insurers and seeking judicial determination as to such carriers' duty to defend and to indemnify the Company and its subsidiaries and seeking reimbursement of costs expended by the Company for its defense, assumption of such defense on an ongoing basis, damages for wrongful declination to defend and punitive damages and counsel fees for willful failure to defend and indemnify the Company in each of the foregoing actions.

      In September 1985, five primary insurance carriers of Safety Light and the Company assumed the defense of the Company and certain of its subsidiaries alleged to be

                              USR INDUSTRIES, INC.

successors in certain of the underlying actions described above, while reserving their right to disclaim liability. As a result of that Agreement, this action had been stayed except with respect to applications by plaintiffs to require other primary insurance carriers not party to the Defense Agreement to provide for a defense and indemnification of the Company, certain of the Company's subsidiaries and Safety Light. By case management order dated March 21, 1989, the case was re-activated to the extent that discovery was taken concerning the existence, placement, negotiation and terms of insurance contracts potentially applicable to the underlying matters referred to in the Amended Complaint.

      Beginning during February 1991 Safety Light and the Company successfully negotiated individual settlement agreements with all five primary insurance carriers and three excess insurance carriers. Settlement documents have been executed with all monies and releases to be exchanged between the parties. The insurance carriers paid $6,050,000 on behalf of the Company and Safety Light into separate trust accounts administered by parties unrelated to the Company, none of which amounts were received by the Company. These amounts were used to settle matters described in Note 10(a) and 10(b) of Notes to Consolidated Financial Statements as well as various payments discussed in Note 10(d) to the Consolidated Financial Statements and approximately $229,000 of legal fees previously accrued by the Company. The remaining $672,000 in these trust accounts may be used solely to pay future costs and expenses in resolving the matters described in Note 10(c) and 10(d) to the Consolidated Financial Statements as well as other claims that may be covered under the various trust fund agreements; two claims against Safety Light, and the prosecution of the Company's insurance actions discussed in 10(e) to the Consolidated Financial Statements. In January 1992, monies obtained under the initial installment were applied toward defense costs of matters described in Note 10(f) and 10(g). Because the use of amounts paid to the trust accounts were specifically restricted, the effects of the above transactions were not reflected in the Company's Consolidated Financial Statements, other than reversal of previously accrued legal expenses of $229,240 during 1991, which expenses were paid through direct insurance carrier payments. Furthermore, since settlements are negotiated only with the consent of the insurance carriers, no insurance company receivables are or have been reflected on the Company's Consolidated Financial Statements. Monies will also be applied towards defense costs, remediation efforts made pursuant to settlements and the continued pursuit of non-settling carriers. During late March 1993 Judge Humphreys, the administrative judge currently assigned for the foregoing insurance litigation, ordered that the trial date for USR Industries, Inc. et al. versus INA, et al., Docket No. L-055362-84, would be set. In order to more fully prepare this complex matter for trial, both sides evaluated a possible agreement to procedurally dismiss the case by stipulation, shortly after which the action would be refiled under a new docket number. Such stipulation would include agreements by both sides not to change the status quo in other respects, including a Discovery Order issued by Judge Yanoff on December 16, 1992. Following further negotiation the Company and Safety Light entered a stipulation in the foregoing case and is in settlement discussions with INA.

      While there can of course be no assurance as to the outcome of these matters, the Company has been advised that it has meritorious claims to support its actions against the remaining insurance carriers for defense and indemnification.

                              USR INDUSTRIES, INC.

      (f) TAYLOR MATTER. In this matter it was alleged that plaintiff's decedent was employed by the Wellsbach Company of Philadelphia during the years 1966 and 1967. His duties there allegedly included quality control testing of gas mantles. The complaint as amended contends that during the course of his employment he was exposed to thorium, thorium nitrate, thorium dioxide and/or tredium. Such exposure allegedly caused angiosarcoma of the liver and ultimately his death on April 7, 1990.

      Theodore Taylor ("Taylor"), while still living, filed a complaint in the same court in 1989 to which the Company was not a party. The 1989 action was dismissed without prejudice in March 1991 based on plaintiff's failure to comply with a number of discovery orders directing plaintiff to specify the products which allegedly caused Taylor's injuries and to identify the manufacturers and distributors of same.

      The Company believes that the plaintiff's claims against the Company are without merit as the former USRC was not involved in the manufacture, distribution or sale of thorium or thorium compounds, nor was it involved in manufacturing gas mantles, nor did it deal with the Wellsbach Company. Further, although USRC dealt with tritium, the Company has been advised that tritium could not have been used in the making of gas mantles due to its scientific properties. Based on the foregoing, the Company has successfully defended against this claim and a Stipulation of Dismissal with Prejudice was filed with the court and received by the Company.

      (g) SHARKEY LANDFILL MATTER. A third-party complaint was filed on July 31, 1991 against, inter alia, USR Industries, Inc., as the alleged successor to the former USRC.

      The claim against the Company is based on an affidavit claiming that Carl Gulick, Inc., a waste hauler, pumped a sudsy rinse water from a photographic slide manufacturing process from USRC's plant at Hanover Avenue and Horsehill Road in Morris County, New Jersey. The affidavit further claims that this material was believed to have been taken to the Sharkey Landfill in Parsippany, New Jersey and that such substances are of the type alleged by government plaintiffs to have been found at the Landfill. Based on this allegation, the third-party complaint seeks contribution under Section 113(f) of CERCLA, and under New Jersey statutes, for the investigation and remediation of the Landfill.

      The Company has joined the Sharkey Landfill Steering Committee and from the aforementioned trust funds paid the sum of $10,000 for its share of administrative costs incurred by the Committee. The litigation has been stayed pending settlement discussions with the government plaintiffs. When and if any settlement figure is agreed upon, the Steering Committee members must arrive at an allocation of that sum amongst themselves. In connection with that effort, the Company has responded to an Allocation Questionnaire and has submitted the required position statements to the Allocation Consultant. After the Allocation Consultant issues the first draft report, the Company will have an opportunity to request withdrawal from the group.

      At this time, the Company cannot determine the final outcome of this matter and of course no assurance can be given with respect thereto.

                              USR INDUSTRIES, INC.

      (h) BLANCHARD SECURITIES CO. MATTER. On April 29, 1992 Blanchard Securities Co. ("Blanchard") owner of a commercial office property located in Morristown, New Jersey which is leased by a subsidiary of the Company under a long term "credit lease", instituted an action for summary dispossession against tenant, USR Lighting, Inc. ("Lighting") and the Company. The property is subject to a Lease Agreement entered into in 1955 which upon the exercise of options expires in 2016. Blanchard's complaint was filed in the Landlord-Tenant Special Civil Part Division, Morris County. On April 30, 1992 Lighting commenced an action by Verified Complaint against Blanchard and its managing partner, William
C. Blanchard, in the Superior Court of New Jersey, Chancery Division, Morris County. By this Complaint, Lighting seeks injunctive and declaratory relief relating to Blanchard's attempted termination of the 1955 Lease Agreement, as well as compensatory and punitive damages for business torts, including tortuous interference with Lighting's contract with a proposed subtenant with whom Lighting had signed a long-term sublease held in escrow and to which Blanchard had consented as Landlord.

      On May 8, 1992 Lighting moved to transfer Blanchard's Special Civil Part suit and consolidate that matter with Lighting's Chancery Division action. Lighting's motion was granted on May 15, 1992. On May 20, 1992 Blanchard and William C. Blanchard filed their Answer to Lighting's Verified Complaint. Blanchard's Answer generally denied Lighting's allegations and asserted a counterclaim which incorporated the summary dispossession action.

      Blanchard, which since 1979 has followed the pattern of attempting to hinder or block potential subtenants from taking occupancy, has repeatedly asserted similar claims against Lighting and the Company. To date Blanchard has been unsuccessful in each such claim. Blanchard's summary dispossession action primarily rests upon the premise that repairs to the roof and heating, ventilation, and air conditioning ("HVAC") systems were required under the parties 1955 Lease Agreement, and that Lighting's failure to effect those repairs after due notice from Blanchard resulted in a breach of that agreement. The sole basis for Blanchard's claim that Lighting breached the 1955 Lease Agreement consists of provisions in the sublease agreement concerning improvements to the roof and the HVAC systems which Lighting agreed to perform in order to induce its proposed subtenant to enter into a long-term sublease with Lighting. Blanchard admitted to never having inspected the roof or operated the HVAC systems to determine whether any repairs were in fact necessary under the 1955 Lease Agreement. Blanchard also admitted to not knowing the condition of the roof and HVAC systems or the specific nature of the improvements agreed to between Lighting and its proposed subtenant.

      Trial of the Blanchard litigation is expected during 1994. At this time, the Company cannot determine the final outcome of this matter and of course no assurance can be given with respect thereto.

SUMMARY

      Having resolved several of the Company's long-standing litigation matters, but with other matters still in preliminary stages, at this time the liability of the Company and its subsidiaries alleged to be corporate successors to the former USRC cannot be reasonably estimated, nor does management believe at this time that ultimate liability is

                              USR INDUSTRIES, INC.

sufficiently likely to be viewed as "probable" or that an estimate of insurance proceeds can be made with any degree of certainty. For these reasons the Company has not made additional accruals for possible liability at this time. However, due to the very substantial potential costs of remediation and the uncertainty of the final outcome of these matters, despite what the Company believes are meritorious defenses and claims, the Company may be materially adversely affected in the future.

      The legal costs both to defend and to prosecute the above litigation and related contingent items have been and are expected to be material in amount. If the Company is not successful in its pursuit of additional financial assistance from its insurance companies, it is unlikely that current operations will generate sufficient working capital to enable the Company to continue its legal defense.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties. The Company believes that its employees, stockholders and itself have been unfairly and wrongfully subjected to theories of retroactive liability springing from allegations dating back to the turn of the century and the era before World War I. The Company believes that the actions complained of were legal and, moreover, were in accordance with the accepted knowledge and practices of their time. If further litigation claims are made by the government or private parties the Company will have no alternative but to file for reorganization pursuant to the bankruptcy statutes.

                              USR INDUSTRIES, INC.

                       PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

          None.

          (b) Reports on Form 8-K

          None.

                              USR INDUSTRIES, INC.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      USR INDUSTRIES, INC.

Date: November 15, 1993               By: /s/ RALPH T. MCELVENNY, JR.
                                          --------------------------
                                          Ralph T. McElvenny, Jr.
                                          Acting Principal Executive,
                                          Financial and Accounting Officer