Form 10-K405
period 1994-12-31
USR INDUSTRIES INC/DE/
filed 1997-07-14
CIK 316911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-K (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1994
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  _________________ to _________________________.

                           Commission File No. 1-8040

                              USR INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                          22-2303184
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

550 POST OAK BOULEVARD, SUITE 545, HOUSTON, TEXAS             77027
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (713) 622-9171

Securities registered pursuant to Section 12(b) of the Act:    NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant's common stock has not been reported as traded during the prior two years ending December 31, 1994. As of December 31, 1994, there were outstanding 994,655 shares of the Registrant's common stock, $1.00 par value. The aggregate market value held by non-affiliates was estimated as approximately $20,000.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III, Items 10, 11, 12 and 13 is expected to be filed by August 15, 1997

                                     1 of 47

                              USR INDUSTRIES, INC.

                                     PART I
ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

        USR Industries, Inc. (the "Company") was established in Delaware in 1980 as a holding corporation owning diversified small manufacturing interests. At the time of its formation, the Company's principal business lines were held through wholly-owned subsidiary corporations into which were contributed various divisional operations of the former United States Radium Corporation ("USRC"). In connection with the establishment of the Company, USRC was merged into a newly formed subsidiary of the Company and the respective assets and liabilities of former divisional operations of USRC were assumed by separate, wholly-owned subsidiaries of the Company. Thereafter, to more closely reflect its business as primarily a manufacturer of safety lighting products, USRC changed its name to Safety Light Corporation ("Safety Light"). In 1982 the Company sold all of its common stock in Safety Light to a group led by Safety Light management personnel.

        The Company's current operations consist primarily of the support and development of the specialty metals business of its subsidiaries located in Bloomsburg, Pennsylvania, USR Metals, Inc. and MultiMetal Products Corporation. Also, very significant amounts of management time and corporate resources are used in the conduct of litigation involving so called environmental litigation allegations dating back nearly a century ago. The increasing scope of such litigation has frustrated and made moot the Company's former plans to pursue corporate development pursuant to its plan for asset redeployment as previously announced.

        The Company's financial resources and personnel levels effectively have been reduced to bankruptcy levels as a result of the adverse effects of the litigation and related proceedings referred to above. The Company's common stock is not listed on a stock exchange for trading and the Company is advised that during the last two years there has been no bid recorded for the Company's securities. Litigation involving the Company is further described in Notes to Consolidated Financial Statements and Note 10 thereof.

        The Company's remaining manufacturing operations generally are profitable on a current operations basis, and generally they contribute towards payment of legal expenses, administrative and other parent company overhead costs such as accounting, tax, secretarial and management, as well as certain maintenance expenses and ongoing regulatory costs. The Company's legal costs include particularly the direct and indirect costs of ongoing environmental and insurance litigation and regulatory matters. The Company is subject to serious financial pressures due to being required to conduct material legal actions on both offensive and defensive fronts simultaneously. The Company considers that its pursuit of offensive claims against more than a dozen major insurance companies in which the Company seeks judicial determination of its insurance coverages, payment of its defense costs and other relief critical to the Company's future.

        Multi-million dollar settlements of successful actions by the Company against insurance companies have provided the basis for settlements with plaintiffs, lawyers and with governmental agencies which have asserted claims against the Company. However, the costs of initiating and maintaining such legal actions, together with costs to the Company for site monitoring, remediation and other programs, substantially exceed the Company's cash flow from recurring operations. Moreover, while substantial long-standing litigation was settled during the last full year, new or continuing actions threaten to further damage the Company. Because of the nature of America's litigation system, the costs to determine whether and to what extent claims against the Company may be covered by insurance are themselves prohibitive.

        Apart from litigation, Safety Light and the Company have engaged in negotiations with their respective insurance carriers. The first major insurance settlement was agreed to in 1985 (see paragraph (e) of Note 10 to the Consolidated Financial Statements). During 1991, certain carriers entered into settlement agreements which obligated them to fund separate accounts established in connection with the environmental matters, while other carriers refused to settle. Safety Light and the Company intend to pursue litigation against other carriers which have not settled.

        Years before any environmental claims were asserted or any statutes were adopted by Congress to provide unlimited retroactive liability for defendants in certain environmental litigation, USRC's operating business lines already were buffeted by negative trends and a deteriorating economic climate. During the late 1960s and 1970s, there was a dramatic and general increase in foreign competition against several important sectors of United States industries. The domestic American automotive and consumer electronics industries, particularly the color television and wristwatch industries which had been the primary customers of USRC for many years, were severely damaged. Often the foreign companies enjoyed political, financial and public support from their governments, while similar support was not available to American companies. In response, much of the former U.S. based television, watch and consumer electronics business literally moved their production and jobs outside the United States.

        In view of the foregoing, there is substantial doubt about the Company's ability to continue as a going concern. As a result, the Company could be required to seek protection from its creditors under the bankruptcy statutes.

        DEVELOPMENTS IN U.S. ECONOMY. As foreign companies increased their sales into American markets in many industries, hundreds of thousands of American jobs were lost, and America's industrial base was undercut. As a result, major production facilities were closed and expansion of existing plants was moved overseas. The American automotive and consumer electronics industries were severely damaged. USRC's principal customers, the American color television, wristwatch, automobile and consumer electronics manufacturers, were damaged and their domestic business operations were cut back. In turn USRC's business as a supplier to these markets was cut back, and USRC's principal business lines became more intensely price competitive and were driven to marginal profitability or losses. Foreign producers in Europe and Asia, whose export businesses and capital expenditure programs often were subsidized or otherwise supported by their home governments, were able to combine modern manufacturing equipment with lower cost labor, improved worldwide delivery systems and more realistic legal systems, delivered goods of increasing quality into America at competitive prices.

        USRC'S SALE OF DIVISION IN 1978. By the mid-1970s the management of USRC recognized that the principal businesses of USRC would not return to their earlier levels of volume or profitability. By 1978 cumulative financial pressures forced USRC to sell the assets of a principal operating division, the Medical Products Division, in order to deal with debt payments and liquidity needs. In 1978, USRC sold the assets of its Medical Products Division to the GAF Corporation, a large chemical company headquartered in New Jersey. This sale of a business line was the first of several sales necessary for debt and liquidity reasons. Management also took steps to reposition assets into business sectors believed to offer more promise then did the domestic color TV, watch, and metal fabricating businesses.

        FORMATION OF NEW HOLDING CORPORATION. USR Industries, Inc. was formed in 1980 as a holding corporation primarily aiming for new areas such as the financial services, natural resources and real estate sectors for improved long-term potential. The Company intended to gradually diversify from manufacturing operations dependent upon sales to segments of American business which appeared to be in severe decline.

        Through the 1980s, the Company continued gradual divestiture of manufacturing sector operations dependent on declining U.S. markets. Following the 1978 sale of assets of the Medical Product Division to GAF Corporation as above, in 1982 the Company sold certain net assets of USR Chemical Products, Inc. ("Chemicals") to Mitsubishi Chemical Industries Limited of Japan ("Mitsubishi"). While at the time Chemicals was the Company's largest subsidiary operation, it was competing to sell in worldwide markets to color television manufacturers, a customer base which was rapidly leaving the U.S. as described above. The business of Chemicals tended to be cyclical, capital intensive and vulnerable to competition from foreign companies better supported by their own governments such as Mitsubishi of Japan and Hoescht AG of Germany.

        The Company believed it had to diversify from dependence on customers whose businesses were being driven out of the U.S. To this end, the Company repositioned its asset profile through divestitures and the purchase of interests in other sectors, including financial services, real estate and natural resources. Following is a summary of such transactions.

        FINANCIAL SERVICES/REALTY. During 1981 and early 1982, the Company established an ownership interest in the financial services and real estate sectors through the purchase of common stock of Boothe Financial Corporation ("BFC"), a diversified real estate and financial services concern based in San Francisco, California. The Company's ownership position in the stock of BFC was sold during late 1983 and 1984, with the Company realizing profits exceeding $1 million on such sales.

        During 1987, the Company purchased an interest in a limited partnership which acquired a commercial office building located in Houston, Texas. However, as the Company fell under increasing financial pressures arising from environmental and related insurance litigation the Company negotiated non-cash settlements of legal bills and ongoing administrative expenses related to litigation by payments using such limited partnership interests as consideration.

        For further discussion of environmental, insurance and other litigation, see Notes to Consolidated Financial Statements and Note 10 thereof.

        NATURAL RESOURCES. During late 1983 the Company established an ownership interest in the natural resources sector through the purchase of common stock of the former Pinnacle Petroleum, Inc. ("Pinnacle"), a small, publicly-held oil and gas exploration and production company. Thereafter Pinnacle successfully expanded its scope of operations by merger transactions with other small, publicly traded energy companies, including Spur Petroleum, Inc., Amarillo, Texas; Regal Petroleum, Ltd. and V-Mc Operating Company, Denver, Colorado; and Golden Oil Company ("Golden Oil"), Tulsa, Oklahoma. The name Golden Oil Company was established for the parent corporation in 1989. The success gained in earlier years by the foregoing transactions was undermined by the sudden worldwide collapse of oil prices and a severe depression which spread throughout the independent oil and gas industry. During this depression oil prices fell from around $36 per barrel to around $10 per barrel, and the value of the Company' s investment in Golden Oil declined.

        During the same general time as above, serious financial pressure on the Company was caused by the environmental and related insurance and other litigation combined with the erosion of the traditional U.S. based markets as described above. Such pressures forced the Company to continue to sell divisional assets first begun in the mid-1970s following the collapse of the domestic U.S. television manufacturing and consumer electronics industries. Under intense pressure from litigation based on new legal theories of retroactive liability propounded by legislation passed in the early 1980s and vastly expanded by "active" judicial interpretation, and with its traditional markets eroding and its major consumer base moving out of the United States, the Company faced a choice between retaining its remaining core manufacturing operation in Bloomsburg, Pennsylvania or divesting its remaining investment in shares of Golden Oil stock. The Company chose to divest such stock through a rights offering to all Company shareholders. As registered with the SEC, the same terms were offered to all Company stockholders to purchase stock of Golden Oil at its then market value as traded on the National Association of Securities Dealers Automated Quotation system ("NASDAQ"). The Company also conserved cash resources by paying non-cash consideration rather than cash for a portion of its compensation to directors.

        For further discussion of the environmental and related insurance and other litigation, see Notes to Consolidated Financial Statements and Note 10 thereof.

        OTHER. In connection with plans to redeploy assets, the Company also proposed to sell certain assets of its USR Lighting, Inc. subsidiary in order to diversify from a single-product business which was heavily defense related. Effective February 13, 1985 certain net assets of Lighting were sold to AeroPanel Corporation ("AeroPanel") a newly formed corporation principally owned by an officer of the Company and managed by former Company employees. In connection with its review and approval of the transaction, the Company's Board of Directors did not authorize the transaction until it had received the written opinion of the investment banking group of Connecticut National Bank, a subsidiary of Hartford National Corporation, that the transaction would be fair, from a financial point of view, to the Company and its stockholders.

Such sale was duly approved and ratified by the Company Stockholders at a Meeting of Stockholders held March 7, 1986 at which such transaction was considered.

NARRATIVE DESCRIPTION OF BUSINESS

        The Company's current operations consist primarily of the support of its ownership interests in its specialty metals business. In addition, a significant proportion of management's time and corporate resources are involved with litigation affecting the Company.

        CONTINUING MANUFACTURING OPERATIONS. USR Metals, Inc. and MultiMetal Products Corporation (such companies being together referred to herein as "Metals") continue to own and operate the Company's core manufacturing interests. Metals specializes in the custom fabrication of specialty dials and in the anodizing treatment of metals. Metals' specialty dials are used as components for clocks and timers for automotive and consumer applications, and are marketed through direct sales and independent sales representatives. Generally, Metals' products are fabricated and marketed on a quoted fixed-price basis. The principal raw materials used are aluminum, steel, plastics and paints. Raw materials are available from several commercial sources, and Metals has experienced no significant difficulties in obtaining supplies for its ongoing business operations. Metals holds patents, trademarks or licenses as deemed advisable in connection with its activities, but does not believe that its operations are materially dependent thereon. Metals' services include various fabricating, finishing and decorating processes.

        Metals competes against a substantial number of small specialty companies, many of which have sales and financial resources exceeding those of Metals. Price, customer service and product performance are believed important in marketing products manufactured by Metals. Price competition is very intense, and requires the purchase of higher volume production machinery to lower Metals' cost per unit. Metals business is dependent on sales to a limited number of customers. During 1994, sales to two customers constituted approximately 66% and 11%, respectively, of the total revenues. During 1993, sales to three customers constituted approximately 53%, 14% and 11%, respectively, of the total revenues. During 1992, sales to two customers constituted approximately 40% and 26%, respectively of the total revenues. No other single customer accounted for more than 10% of such sales in each of the respective years.

        Substantially all product development programs of Metals' specialty dial business are undertaken by Metals at its expense. Due to the severe pressures resulting from litigation, resources available for capital expenditures have been severely limited. Under a settlement with the U.S. Nuclear Regulatory Commission ("NRC") respecting the Bloomsburg, Pennsylvania site where Metals is a tenant, Metals is unable to move existing equipment off the site without first applying for and obtaining permission from the NRC. In view of such NRC settlement and of ongoing Environmental Protection Agency ("EPA") negotiations, the Company or potential outside investors are reluctant or unwilling to arrange or provide funds needed to finance modernization of Metals' production equipment.

        During the last three years through December 31, 1994, expenses for research, development and engineering for the Company's continuing operations, including salaries and other expenses of personnel employed on a regular basis in such work, were primarily connected with Metals' custom anodizing operations and are estimated at approximately $30,000 per year. Various activities of Metals are subject to federal, state or local regulation with regard to environmental impact. Operations conducted by Metals have received all certificates from regulatory agencies necessary to operate Metals' manufacturing equipment in the normal course of business. Currently, the Company is defending litigation in which substantial claims for alleged environmental injury are being asserted against it and Metals. Such claims arise from allegations as to operations of USRC many decades ago in the era of World War I and to the period following World War II.

        For further discussion as to environmental regulations and litigation, see Notes to Consolidated Financial Statements and Note 10 thereof.

        EMPLOYEES. The Company and its consolidated subsidiaries employed 24 persons on a full-time basis as of December 31, 1994. In addition, the Company regularly employs part-time personnel and outside professionals who provide accounting, legal and other services.

        FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Metals is engaged in custom anodizing, fabrication and distribution of metal products and specialty dials. It had no export sales during the last three years.

ITEM 2. PROPERTIES

        The Company leases approximately 1,750 square feet of space for its principal management and accounting offices located in a commercial office building at 550 Post Oak Boulevard, Suite 545, Houston, Texas 77027, having approximately 55,000 net rentable square feet. Such space is under a lease term which extends through December 31, 1995.

        Metals' manufacturing facility is located in Bloomsburg, Pennsylvania where Metals currently leases from the owner, Safety Light, approximately 10,000 square feet of space under a lease with renewals through March 31, 2007.

        During December 1983, upon expiration of the lease on its former 23,000 square foot factory and office facility in Parsippany, New Jersey, a subsidiary of the Company, USR Lighting, Inc. ("Lighting"), entered into an industrial lease for a term of ten years for a factory and office facility in Boonton, New Jersey comprising approximately 27,000 feet. Following the sale of certain net assets of Lighting effective February 13, 1985, facility betterments were leased to the purchaser over a term which expired December 31, 1993. The facility is owned by a partnership in which an officer and director of the Company holds a principal interest.

        During 1980, a lease covering administrative offices in Morristown, New Jersey formerly leased by the Company and having approximately 7,000 square feet of office space was assigned to Lighting, which subleased the premises to an unrelated third party subtenant for an initial term of five years with an optional five year extension which was exercised by the subtenant. Upon expiration of the lease extension in September 1990, the subtenant dissolved its business operations and did not renew the lease. Lighting is seeking a new tenant for the facility. The property which was built by its owner, Blanchard Construction Company ("Blanchard"), using long-term "credit-lease" financing provided through USRC, has been the subject of continuing litigation with Blanchard for many years.

        During 1992 the Company and Lighting became involved in litigation for the third time in approximately ten years with Blanchard, which owns the above office premises. Blanchard constructed the building in the 1950s using financing under a long-term "credit lease" provided by USRC. Relationships between USRC and Blanchard remained mutually cordial and productive for some twenty years until the succession to management of family heirs. Since then virtually continual litigation ensued. Such litigation has the common theme that Blanchard tries different theories before different local state Judges, all of which are aimed at breaking Lighting's long-term sublease so that Blanchard can dispossess its tenant and seize control of the premises. For further description of litigation with Blanchard, see Item 3 ("Legal Proceedings") and Notes to Consolidated Financial Statements and Note 10 thereof.

        Management of the Company and its respective subsidiaries are of the opinion that the principal properties owned or leased thereby are adequate for their present needs and are adequately protected against insurable risks customary to their respective industries.

ITEM 3. LEGAL PROCEEDINGS

        The Company and its subsidiary corporations continue to defend litigation in which substantial claims for alleged environmental damages are being asserted. Plaintiffs include both private parties and governmental regulatory bodies. The Company is also pursuing claims against insurance carriers to determine their responsibility for insurance coverages and their obligations to assist in defense of their insureds.

        Legal proceedings involve claims by private sector parties and by governmental agencies. The principal private sector party actions are also described in Note 10 to the Consolidated Financial Statements. The primary regulatory proceedings are actions by the EPA and by the NRC further described in Note 10 to the Consolidated Financial Statements. Also, the Company is a plaintiff in actions against certain insurance companies which have been settled in part. These are discussed in Note 10 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" hereof.

        During April 1992 Blanchard, owner of a commercial office property located in Morristown, New Jersey leased by a subsidiary of the Company under a "credit lease" entered in 1955, instituted an action against Lighting for summary dispossession. Blanchard has made claims for dispossession three times during the last ten years and has interfered with Lighting's rights by communicating to potential subtenants that litigation between Blanchard and Lighting could affect any lease such potential subtenants might have signed with Lighting. All of Blanchard's claims seek to dispossess Lighting from continuing tenancy and control of the premises. To date, Blanchard has been unsuccessful. However, Blanchard continues to try new theories and prolific litigations aimed in part at increasing the costs of Lighting's occupancy to prohibitive levels, or to catch a local Judge who may be responsive to one of the various scenarios argued by Blanchard. As further described in Note 10 to the Consolidated Financial Statements, during 1994, only thirteen days following final affirmation by the New Jersey Supreme Court against Blanchard's most recent previous claims, Blanchard started new litigation, again seeking to dispossess Lighting.

        Beginning during February 1991 the Company and Safety Light successfully negotiated individual settlement agreements with five primary insurance carriers and three excess insurance carriers. In January 1992, the Company and Safety Light negotiated a settlement agreement with an additional insurance carrier. Monies obtained under the initial installment thereunder have been applied in part toward payment on settlement and defense of the environmental matters. Monies obtained under the second and final installment will be applied toward the NRC claims further discussed in Note 10 to the Consolidated Financial Statements. For information relating to this and additional legal proceedings, see Notes to Consolidated Financial Statements and Note 10 thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for vote by security holders during the fourth quarter of 1994.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        The Company's common stock is not listed for trading on a regular exchange. For each of the quarterly periods within the two years ended December 31, 1994, the transfer agent reported that there were no transfers recorded.

        No cash dividends were declared or paid during the two year period ended December 31, 1994, and management believes it unlikely that the Company will pay dividends in the future. At December 31, 1994 there were approximately 1,150 holders of record of the Company's common stock.

ITEM 6.      SELECTED FINANCIAL DATA

        The following selected financial information has been derived from, and is qualified by reference to and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein, except that data relating to the fiscal years ended December 31, 1991 and 1990 has been derived from previously published financial statements.

                                               YEARS ENDED DECEMBER 31,
                                      (in thousands, except per share amounts)

                                       1994      1993     1992    1991    1990
                                      -------   ------   ------   -----  ------
Revenues ...........................  $ 1,291    1,258    1,257   1,238   1,343

Net earnings (loss) before
    extraordinary item .............  $  (121)    (396)    (278)     12    (273)

Net earnings (loss) ................  $  (265)    (396)    (278)     12    (273)


Net earnings (loss) per
    common share ...................  $  (.26)    (.40)    (.28)    .01    (.27)

Total assets .......................  $   765      883    1,138   1,255   1,367

Total current liabilities ..........  $   868      720      578     403     512

Long-term obligations ..............  $    56       57       58      73      88

Stockholders' equity ...............  $  (159)     106      502     780     767

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES. To date the Company has funded its internal cash needs from operations, asset sales and bank borrowings from time to time. The Company expects to look to sales of other assets to meet its liquidity needs, if such are not met from current operations. There can be no assurance that the proceeds from such transactions would be sufficient to meet the Company's future expenses, particularly its legal expenses. If in the future the Company is unable to meet its obligations as they fall due, the Company could seek protection from creditors under the federal bankruptcy statutes.

        As of December 31, 1994, the Company's working capital deficit was $560,179 and the ratio of current assets to current liabilities was 0.4 to 1.0 versus a working capital deficit of $390,589 and a current ratio of 0.5 to 1.0 as of December 31, 1993. The primary causes for the deterioration of the Company's current ratio are legal fees, litigation related administrative and travel expenses, and the material and increasingly grave adverse negative impact on the Company's business caused by inability to attract needed investment, borrowings or other financing resulting from the extensive environmental litigation and settlements thereunder. The Company evaluates its accounts and notes receivable from time to time and provides an allowance against current operations for accounts deemed to be uncollectable. During 1992 the terms of certain notes receivable were revised to increase the interest rate thereon to 8.5% and establish the maturity dates at March 31, 2004 and 2005, respectively. As further described in the Company's Consolidated Financial Statements and Note 3 thereto, such notes were restructured during 1994. On an historical basis the Company has not experienced any significant losses from the extension of credit to its customers.

        As a result of complex litigation and the settlements pertaining thereto, the Company has been required to bear very substantial legal and related administrative and travel expenses, as well as increasingly costly and difficult restrictions on its operations. While settlements of litigation and certain legal expenses for environmental and related claims during 1991 and 1992 were eventually caused to be paid directly by insurance carriers, the related direct and indirect costs and restrictions, particularly restrictions on the Company's ability to arrange equity financing, new debt agreements or lease financing so as to remove and replace antiquated production equipment, have badly damaged the Company. The combined effect of the foregoing have undermined the Company's ability to modernize and compete. For further discussion of environmental litigation matters, see Notes to Consolidated Financial Statements and Note 10 thereof.

        Under a Defense Agreement dated September 30, 1985 to which the Company, Safety Light and five primary insurance carriers are parties ("Defense Agreement"), certain of the Company's ongoing legal defense costs in the environmental litigation were assumed by such insurance carriers. However, payments by such carriers under the Defense Agreement do not cover either the direct or indirect costs to the Company of the litigation and, in any event, the Defense Agreement has been superseded to a substantial degree by subsequent litigation settlements. To the extent such Defense Agreement may still be in effect, it should be noted that the insurance carriers are defending "under reservation" of their absolute rights to deny all liability on the underlying claims and that certain of the insurance carriers under the 1985 Defense Agreement and certain other insurance carries not party to the 1985 Defense Agreement have advised that they may refuse to further assist the Company unless compelled to do so by judicial means.

        The Company is subject to additional environmental claims which are not covered by the Defense Agreement or other agreements with insurers, although discussions for the possible participation by certain insurance carriers have been held. Of course there can be no assurance that any such discussions will result in any further agreement as to the payment of defense costs by insurance carriers. In the event that no agreement is reached with insurers with respect to such defense costs, the Company will be required to pay additional legal and litigation related expenses.

Potential sources of payment for such costs include the sale or transfer of Company assets or the sale, conveyance or discounting of its accounts receivable.

        Beginning during February 1991 the Company and Safety Light successfully negotiated individual settlement agreements with five primary insurance carriers and three excess insurance carriers. Settlement documents were executed covering the monies and releases to be exchanged between the parties. The insurance carriers paid $6,050,000 in cash into separate trust accounts administered by parties unrelated to the Company. Substantially all such amounts were applied to settle lawsuits, as further described in Note 10 of Notes to the Consolidated Financial Statements. (See Notes 10(a) and 10(b)). The Company also has settled matters described in such Notes (Note 10(d)); other claims that may be covered under the various trust fund agreements; two claims against Safety Light; and insurance actions discussed in the Consolidated Financial Statements and Note 10(e) thereto. In January 1992 monies obtained under the initial installment were applied toward defense costs of matters described in Note 10. (See Notes 10(f) and 10(g)). In January 1992, the Company and Safety Light successfully negotiated a settlement agreement with an additional insurance carrier, pursuant to which the insurance carrier paid two installments, one of which was paid in February 1992 upon execution of all settlement documents and the other paid in January 1993. Monies have been placed into a separate trust account for the defense of matters described in the Notes to the Consolidated Financial Statements, (particularly Note 10(f) and Note 10(g)) and to a separate action naming the Company and Safety Light. On or about May 1992, the Company and Safety Light cocluded a settlement agreement with three primary insurance carriers whereby the insureds will be reimbursed a total of seventy-five percent (75%) of legal costs and expenses incurred in the matter described in Note 10(f) of the Notes to Consolidated Financial Statements.

        Because the uses of amounts paid to the trust accounts were specifically restricted by terms of the settlement agreements entered into by the Company, the effects of the above transactions were not reflected in the Company's Consolidated Financial Statements, other than the reversal of certain previously accrued legal expenses of $229,240 during 1991, as such expenses were reimbursed through direct payments by the carriers. Furthermore, since settlements are negotiated only with the consent of the insurance carriers, no insurance company receivables are or have been reflected on the Company's Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

        1994 COMPARED WITH 1993. For the year ended December 31, 1994 total revenues increased slightly to $1,291,294 compared to $1,257,724 for the previous year, a net increase of $33,570. Manufacturing sales for the year ended December 31, 1994 increased to $1,246,294 compared to $1,158,772 for the prior year. Increased manufacturing sales of $87,522 were primarily due to increased shipping volumes rather than to increased price levels. The Company had no net rental income for the year ended December 31, 1994 compared to $31,678 for the prior year, as a sublease expired as scheduled at December 31, 1993.

        Interest income for 1994 was zero compared to $28,820 for the prior year. Such interest income was derived primarily from the accretion of the discount and interest received on notes receivable from the sale of certain net assets of Lighting. During the third quarter of 1993, the company agreed to forgive interest on these notes from July 1, 1993 to September 1, 1994. During the first quarter of 1994 these notes were converted into preferred stock redeemable by the issuer from time to time at various prices through maturity. See Consolidated Financial Statements and Note 3 thereof.

        Cost of sales for the current year was $815,876 compared to $637,920 for 1993, an increase of $177,956. Increased cost of sales resulted from increased manufacturing sales, as well as changes in the Company's sales mix to products with higher relative material and overhead costs. Offsetting this increase, selling, general and administrative expenses for the current year were reduced to $560,880 compared to $942,165 for the prior year. The decrease in selling, general and administrative expenses of $381,285 primarily reflects decreased travel and related expenses in support of litigation as well as reduced professional fees for 1994. The Company includes its legal expenses for litigation in selling, general and administrative expenses as further discussed in Note 10 to Consolidated Financial Statements. Depreciation and amortization expense decreased to $35,148 for the year ended December 31, 1994 from $68,452 during 1993 as a result of certain assets having become fully depreciated for financial reporting purposes. Interest expense for the current year decreased to zero from $780 in the prior year, reflecting repayment of a Company note outstanding during the prior year.

        During 1994 the Company's net pro rata share of earnings from its limited partnership's realty interest was zero compared to a loss of $4,677 for the corresponding prior year. For the current year, no equity in earnings from the limited partnership were recorded since the Company accounted for this investment during 1994 using the cost method of accounting rather than the equity method. This change in presentation reflected the Company's ownership levels after September 30, 1993, when the Company settled certain legal fees and other obligations using such partnership interest as a method of non-cash payment. During 1993 the Company realized a gain of $38,383 from the settlements compared to its book basis in the interests paid. During 1994 the Company transferred additional interests in settlement of obligations, which resulted in a further gain to the Company of $45,000. Offsetting the gains described above, during 1994 the Company recognized a non-cash loss of $144,055 on the restructuring of notes receivable. See Consolidated Financial Statements and Note 3 thereof.

        Primarily as a result of the foregoing factors, the Company had a reduced net loss of $264,665 for the year ended December 31, 1994 compared to a net loss of $396,270 in 1993.

        1993 COMPARED WITH 1992. For the year ended December 31,1993 total revenues were $1,257,724 compared to $1,256,616 for the previous year, a net increase of $1,108. Net sales from manufacturing for the year ended December 31, 1993 increased slightly to $1,158,772 compared to $1,153,824 for the prior year. The Company reported net rental income of $31,678 for the year ended December 31, 1993 compared to $31,608 for the prior year. The Company's rental income is derived from the subleasing of a building leased by the Company under an operating lease.

        The Company had interest income of $28,820 during the year ended December 31, 1993 compared to $48,929 for the prior year. The Company's interest income is derived primarily from the accretion of the discount and interest received on notes receivable from the sale of certain net assets of Lighting. During the third quarter of 1993, the Company agreed to forgive interest on these notes from July 1, 1993 to September 1, 1994 causing the decrease in interest income in the current year. See Consolidated Financial Statements and
Note 3 thereto. The Company reported a net gain from the sale of property and equipment of $20,000 during the year ended December 31, 1992. There were no such sales during 1993.

        Cost of sales for 1993 was $637,920 compared to $487,821 for 1992, an increase of $150,099. Such increase is primarily the result of changes in the Company's sales mix which resulted in products with higher relative material and overhead costs. Offsetting increased cost of sales was a reduction in 1993 selling, general and administrative expenses to $942,165 from $975,825 for the prior year. This decrease of $33,660 is primarily the result of reduced professional fees and administrative expenses, partially offset by increased Company travel and litigation related support expenses recorded in the current year, including amounts incurred in prior years. The Company includes in selling, general and administrative expenses its expenses for environmental and other litigation discussed in Note 10 to Consolidated Financial Statements. Depreciation and amortization expense decreased slightly to $68,452 compared to $70,046 for the prior year. Interest expense for 1993 decreased to $780 from $1,477 in the prior year, reflecting a lower outstanding principal balance on the Company's note.

        During 1993 the Company's equity in net pro rata share of the loss attributable to its limited partnership realty interest was $4,677 compared to a gain of $803 for the prior year. Such amounts represent the Company's pro-rata equity share of the limited partnership's operations for the respective years. Overall the limited partnership reported a net loss of $33,654 during 1993 compared to net earnings of $3,105 reported for 1992. The limited partnership's reported earnings for 1993 reflect increased rental income due to higher average occupancy levels offset by non-recurring repairs and maintenance expenses and amortization of rental credits negotiated in connection with the renewal of a lease covering approximately one-third of the building. Also during 1993 the Company recorded a gain of $38,383 on the transfer of partnership interests in a non-cash settlement of certain legal and litigation related expenses.

        Primarily as a result of the foregoing factors, the Company reported a net loss of $396,270 for the year ended December 31, 1993 compared to a net loss of $277,750 for 1992.

        INFLATION AND CHANGES IN PRICES. In recent years, entities in which the Company holds interests have operated in sectors having generally deflationary economic environments. Thus the impact of inflation on the revenues and expense levels reported by the Company during the past three years has been insignificant. With the easing of inflationary pressures during recent years both the selling prices for the Company's manufactured products and the costs of production, including costs of labor and materials, have tended to stabilize.

        FINANCIAL ACCOUNTING STANDARDS BOARD'S STATEMENT RELEASES. During the first quarter of 1992 the Financial Accounting Standards Board ("FASB") issued SFAS No. 109, Accounting for Income Taxes, which superseded SFAS No. 96. The primary changes incorporated in SFAS No. 109 include, among other things, relaxation of the criteria for recognizing deferred tax assets and a reduction in the complexity of calculating deferred taxes by reducing the need to schedule the reversal of temporary differences year-by-year. The statement is effective for fiscal years beginning after December 15,1992.

        The Company adopted SFAS No. 109 in the first quarter of 1993 which required the Company to change to the liability method for financial accounting and reporting for income taxes. The Company is currently in a net operating loss carryforward position. As a result of the Company's net operating loss position, the Company's overall deferred tax position results in a deferred tax asset. Due to the anticipated costs of maintaining the Company's ongoing litigation, such deferred tax asset has been fully reserved for financial reporting purposes. Adoption of the statement did not have a material effect upon the Company's financial position.

                              USR INDUSTRIES, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                           PAGE
        Consolidated Balance Sheets                                         17
        Consolidated Statements of Operations                               19
        Consolidated Statements of Stockholders' Equity                     20
        Consolidated Statements of Cash Flows                               21
        Notes to Consolidated Financial Statements                          23

                             USR INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              December 31,
                                                    ----------------------------
                                                          1994            1993
                                                    ------------   -------------
ASSETS

Current assets:
     Cash and equivalents ......................    $     1,852     $    53,105
     Accounts receivable:
          Trade ................................        158,118          87,570
          Other ................................        119,717         142,909
     Inventories ...............................         28,395          25,007
     Notes receivable-current portion ..........           --            18,121
     Prepaid expenses and other ................           --             2,697
                                                    ------------   -------------
          Total current assets .................        308,082         329,409
                                                    ------------   -------------
Redeemable preferred stock, related party ......        386,217            --
Notes receivable, related party ................           --           385,484

Property, plant and equipment, at cost .........      1,682,744       1,681,072
     Less:  accumulated depreciation ...........     (1,611,642)     (1,576,494)
                                                    ------------   -------------
                                                         71,102         104,578
                                                    ------------   -------------
Other ..........................................           --            63,482
                                                    ------------   -------------
                                                    $   765,401     $   882,953
                                                    ============   =============


                 See Notes to Consolidated Financial Statements
                                   (Continued)

                              USR INDUSTRIES, INC.

                                   (UNAUDITED)
                                                             December 31,
                                                    ----------------------------
                                                         1994            1993
                                                    -----------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................    $   261,597     $   272,704
     Accrued expenses ..........................        606,664         447,294
                                                    -----------     ------------
          Total current liabilities ............        868,261         719,998
                                                    -----------     ------------
Long-term obligation under
     capital lease .............................         56,275          57,425

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $1;
          3,500,000 shares authorized;
          issued and outstanding 994,655
          shares at December 31, 1994
          and 1993 .............................        994,655         994,655
     Additional paid-in capital ................        365,461         365,461
     Accumulated deficit .......................     (1,519,251)     (1,254,586)
                                                    -----------     ------------
          Total stockholders' equity ...........       (159,135)        105,530
                                                    -----------     ------------
                                                    $   765,401     $   882,953
                                                    ===========     ============

                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Years Ended December 31,
                                           ---------------------------------------------------------
                                               1994                   1993                   1992
                                           -----------            -----------           ------------
Revenues:
   Net sales ............................  $ 1,246,294            $ 1,158,772            $ 1,153,824
   Rental income ........................         --                   31,678                 31,608
   Interest income ......................         --                   28,820                 48,929
   Gain on sale of property
        and equipment ...................         --                     --                   20,000
   Gain on disposition of limited
        partnership interest ............       45,000                 38,383                   --
   Other income .........................         --                       71                  2,255
                                           -----------            -----------           ------------
        Total revenues ..................    1,291,294              1,257,724              1,256,616
                                           -----------            -----------           ------------
Costs and expenses:
   Cost of sales ........................      815,876                637,920                487,821
   Selling, general and
        administrative ..................      560,880                942,165                975,825
   Depreciation and amortization ........       35,148                 68,452                 70,046
   Interest expense .....................         --                      780                  1,477
                                           -----------            -----------           ------------
        Total costs and expenses ........    1,411,904              1,649,317              1,535,169
                                           -----------            -----------           ------------
Net loss before equity in net
    earnings (loss) of limited
    partnership and extraordinary item ..     (120,610)              (391,593)              (278,553)

Equity in net earnings (loss) of
   limited partnership ..................         --                   (4,677)                   803
                                           -----------            -----------           ------------
Net loss before
   extraordinary item ...................     (120,610)              (396,270)              (277,750)
Extraordinary item, debt
   restructuring ........................     (144,055)                  --                     --
                                           -----------            -----------           ------------
Net loss ................................  $  (264,665)           $  (396,270)           $  (277,750)
                                           ===========            ===========           ============
Net loss per common share:
   Net loss before extraordinary item ...  $     (0.12)           $     (0.40)           $     (0.28)
   Extraordinary item ...................        (0.14)                  --                     --
                                           -----------            -----------           ------------
   Net loss .............................  $     (0.26)           $     (0.40)           $     (0.28)
                                           ===========            ===========           ============
Weighted average number of common
   shares outstanding ...................      994,655                994,655                994,655
                                           ===========            ===========           ============

                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                          Common Stock
                                       -------------------       Paid-in        Accumulated   Stockholders'
                                       Shares       Amount       Capital          Deficit        Equity
                                       -------     --------      --------      ------------     ---------
 Balance at
     December 31, 1992 ............... 994,655     $994,655      $365,461      $  (858,316)     $ 501,800

Net loss .............................    --           --            --           (396,270)      (396,270)
                                       -------     --------      --------      ------------     ---------
Balance at
     December 31, 1993 ............... 994,655      994,655       365,461       (1,254,586)       105,530

Net loss .............................    --           --            --           (264,665)      (264,665)
                                       -------     --------      --------      ------------     ---------
Balance at
     December 31, 1994 ............... 994,655     $994,655      $365,461      $(1,519,251)     $(159,135)
                                       -------     --------      --------      ------------     ---------

                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.




                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Years Ended December 31,
                                                      -----------------------------------------
                                                         1994             1993           1992
                                                      ----------       ---------      ---------
Cash flows from operating activities:
   Net loss ........................................  $(264,665)       $(396,270)     $(277,750)
     Adjustments to reconcile net
          loss to net cash used
          in operating activities:
     Depreciation and amortization .................     35,148           68,452         70,046
     Accretion of discount on notes
          receivable ...............................       --             (9,660)        (9,162)
     Equity in net (earnings) loss
          of limited partnership ...................       --              4,677           (803)
     Gain on sale of property
          and equipment ............................       --               --          (20,000)
     Gain on disposition of limited
          partnership interest .....................    (45,000)         (38,383)          --
     Extraordinary item, debt restructuring ........    144,055             --             --
     Changes in components of working capital:
          (Increase) decrease in
               accounts receivable .................   (110,541)          21,320        (33,446)
          (Increase) decrease in
               inventories .........................     (3,388)           6,485         (2,681)
          (Increase) decrease in prepaid
               expenses and other ..................      2,697            9,532         (4,582)
          Increase (decrease) in
               accounts payable ....................     33,893           74,715        103,301
          Increase (decrease) in
               accrued expenses ....................    159,370           80,395         72,420
                                                      ----------       ---------      ---------
Net cash used in operating activities ..............  $ (48,431)       $(178,737)     $(102,657)
                                                      ----------       ---------      ---------

                 See Notes to Consolidated Financial Statements
                                   (Continued)

                              USR INDUSTRIES, INC.

          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)

                                                             Years Ended December 31,
                                                    ----------------------------------------
                                                       1994            1993          1992
                                                    ---------      ---------       ---------
Cash flows from investing activities:
  Advances (to) from limited partnership ........   $   --         $  16,981       $ (2,090)
  Principal receipts of notes
          receivable ............................       --             8,157         47,501
  Reduction to limited partnership interest .....       --           207,174         25,000
  Additions to property, plant
          and equipment .........................     (1,672)           --           (1,472)
   Proceeds from sale of property
          and equipment .........................       --              --           20,000
                                                    ---------      ---------       ---------
  Net cash provided by (used in)
          investing activities ..................     (1,672)        232,312         88,939
                                                    ---------      ---------       ---------
Cash flows from financing activities:
   Payment of long-term lease
          obligations ...........................     (1,150)         (1,067)          (997)
   Payment of long-term debt ....................       --           (13,230)       (14,004)
                                                    ---------      ---------       ---------
   Net cash used in
          financing activities ..................     (1,150)        (14,297)       (15,001)
                                                    ---------      ---------       ---------
Net increase (decrease) in cash
         and equivalents ........................    (51,253)         39,278        (28,719)
Cash and equivalents at
          beginning of  year ....................     53,105          13,827         42,546
                                                    ---------      ---------       ---------
Cash and equivalents at end
         of year ................................   $  1,852       $  53,105       $ 13,827
                                                    =========      =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid for interest was zero, $780 and $1,596 for 1994, 1993 and 1992, respectively. Due to its substantial tax loss carryforward and operating losses the Company was not required to make cash payments for federal income taxes during 1994, 1993 and 1992.

        As more fully described in Note 3 to the Consolidated Financial Statements, during 1994 the Company restructured certain notes receivable, together with certain unsecured accounts receivable, into preferred stock having a par value of approximately $386,000.


                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

        SUMMARY AND PRINCIPLES OF CONSOLIDATION. The accompanying Consolidated Financial Statements and Notes thereto present on a consolidated basis the accounts of USR Industries, Inc. ("Company") and its wholly owned subsidiaries USR Chemicals, Inc. ("Chemicals"); 550 POB, Inc., ("POB"); USR Lighting, Inc. ("Lighting"); and Metal Fabricators, Inc. ("Fabricators"); which in turn owns its subsidiaries USR Metals, Inc. ("Metals"); and MultiMetal Products Corporation ("MultiMetals"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        PRESENTATION. As more fully discussed in Note 10 to the Consolidated Financial Statements, the Company is subject to material contingent liabilities for environmental claims arising from allegations of nearly a century ago. Such claims have been asserted through litigation and by proceedings with various governmental agencies. Certain insurance carriers which have assisted the Company's defense in earlier years have indicated recently that they may refuse or restrict further financial assistance for defense costs. Litigation related costs are expected to continue to be material.

        It is uncertain whether the Company's current operations will generate sufficient working capital to enable it to continue to support an effective legal defense, which raises substantial doubts about the Company's ability to continue as a going concern. As the outcome of these uncertainties cannot presently be determined, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties.

        The Company's financial resources effectively have been reduced to bankruptcy levels as a result of the adverse effect of the litigation and related proceedings referred to above. The Company's common stock is not listed on a stock exchange for trading and there has been no transactions recorded by the Company's transfer agent during the last two full years. The accompanying Financial Statements and related Notes are unaudited, as the Company is without resources necessary to continue to engage independent certified public accountants. In the opinion of management, such unaudited statements reflect all adjustments which are necessary to present fairly, in all material respects, the results of the Company for the periods included herein.

        INVENTORIES. Inventories of raw materials are carried at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories are valued at the lower of average cost or market. The majority of inventories at December 31, 1994 consisted of work-in-process.


        CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") effective January 1, 1994. Prior to the adoption of SFAS 115, investment securities were carried at the lower of average cost or market. The Company had no short-term investments at December 31, 1994 and 1993.

                              USR INDUSTRIES, INC.

        PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are depreciated over the estimated useful lives of the depreciable assets using the straight line method. Expenditures for maintenance and repairs which do not improve or extend the useful lives are charged to operations as incurred, while expenditures for major renewals and betterments are capitalized.

        Dispositions of assets are reflected at their historical cost less accumulated depreciation, with resulting gain or loss reflected in operations currently.

        INCOME TAXES. The Company and its wholly-owned subsidiaries join in filing a consolidated federal income tax return. Investment tax credits are accounted for by the flow-through method.

        Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes ("SFAS No. 109") which requires that deferred income tax assets and liabilities be recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.

        ACCRUALS AND RESERVES. The consolidated balance sheets include an accrual provision of $250,000 at December 31, 1994 and 1993, in respect of estimated future litigation expenses in connection with claims asserted against the Company and its wholly owned subsidiaries. See Note 10 to the Consolidated Financial Statements. Also at December 31, 1994 and 1993 fees owed but unpaid to directors had accrued to $125,000 and $99,000, respectively.

        EARNINGS PER SHARE. Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during each period.

        CASH EQUIVALENTS. For purposes of accounting presentation, highly liquid instrument purchases with an original maturity of three months or less are shown as cash equivalents.

        RECLASSIFICATIONS. Certain amounts from prior periods have been reclassified to conform with the presentation format of the 1994 Consolidated Financial Statements with no effect on reported results of operations.

(2)     INTEREST IN LIMITED PARTNERSHIP

        During 1987 the Company formed POB, and through it acquired an interest in a Texas limited partnership which purchased a commercial office building located at 550 Post Oak Boulevard, Houston, Texas 77027. POB agreed to serve as the corporate general partner of the limited partnership, known as Houston-Phoenix Co., Ltd. As corporate general partner POB could be contingently liable for the debts of such partnership.

        As of September 30, 1993, the Company settled certain net amounts due to another company which shares office facilities with the Company (and which has one common officer and

                              USR INDUSTRIES, INC.

director but no ownership of the Company) in the amount of $77,000 and from an officer in the amount of $180,000 by non-cash payment and exchange of interests in the limited partnership. The Company realized a gain on the transfer of these interests totaling approximately $38,000. As the result of such changes in the Company's relative ownership, as of September 30, 1993 the Company began accounting for such limited partnership investment under the cost method rather than the equity method. During 1994, the Company settled with partnership interests amounts due to such other company for $45,000, which resulted in a gain to the Company for financial reporting purposes. During 1993 and 1992 the Company paid certain other accrued compensation and expenses owed to officers totaling $25,000 and $25,000, respectively, by exchanging limited partnership interests in lieu of cash payments.

(3)     CERTAIN TRANSACTIONS

        Effective February 13, 1985 Company stockholders considered and approved the sale of certain net assets of Lighting to AeroPanel Corporation ("AeroPanel") a newly formed corporation owned by an officer of the Company and managed by former Company personnel. In connection with its review and approval of the transaction, the Board of Directors of the Company received the written opinion of the investment banking group of Connecticut National Bank (a subsidiary of Hartford National Corporation) that the transaction would be fair, from a financial point of view, to the Company and its stockholders. At a meeting held March 7, 1986 the Company's stockholders voted to approve and ratify the sale.

        In connection with the asset sale, in addition to cash consideration of $325,000, the Company received notes payable to it having aggregate face value of $570,000 as of the transaction date, secured by a subordinated interest in AeroPanel assets. The principal amounts of such notes were discounted at issuance using an imputed interest rate of 11%, which for financial statement reporting purposes resulted in an original issue discount of $175,950. Effective as of December 31,1992, the terms of such notes were revised to increase the interest rate to 8.5% and to establish the maturity dates at March 31, 2004 and 2005, respectively. During 1993 and 1992 interest income to the Company from the notes totaled $28,820 and $48,929 respectively, of which $9,660 and $9,162 respectively were attributable to accretion of original issue discount. At December 31, 1993 remaining unamortized discount totaled $38,187. As more fully discussed below, such notes were restructured effective during the first quarter of 1994.

        During the third quarter of 1993 the Company agreed to defer principal payments on such notes receivable and to forgive interest thereon from July 1, 1993 to September 1, 1994. As a condition thereto, the Company required AeroPanel to raise substantial new financing. The Company's actions were deemed necessary and in the best interests of the Company in view of sudden and significant reductions in defense spending following the end of the Cold War and the curtailment or cancellation of military and space exploration programs for which AeroPanel serves as a subcontractor. The Company believed that if it were to attempt to force accelerated payment of the notes payable to it, AeroPanel in turn might be forced to seek defensive reorganization under the bankruptcy statutes, impairing the value of a Company asset.

                              USR INDUSTRIES, INC.

        As of September 1, 1993 AeroPanel fulfilled the first performance milestone required by the Company as a condition to the possible restructure of the notes by concluding an agreement with a commercial factor. The agreement provided up to $250,000 of cash financing available immediately to AeroPanel and provided the factor a senior security interest in AeroPanel's assets, as well as other independent security. Effective during the first quarter of 1994 AeroPanel fulfilled the second condition required by the Company on obtaining new loan financing. Such loan, which may extend to a total amount of $400,000, is secured by second liens on the business and assets of AeroPanel, and is subordinate to the first lien of the commercial factor as above.

        Upon receiving evidence satisfactory to the Company of the successful completion of the AeroPanel financing as above, the Company agreed to restructure the notes receivable, together with certain unsecured accounts receivable from AeroPanel, into non-cumulative, redeemable preferred stock having a par value of approximately $386,000. In connection with the restructuring, the Company recognized a non-cash loss of approximately $144,000. The preferred stock is redeemable by AeroPanel prior to maturity at December 31, 2003 on a scheduled basis which provides an incentive discount for early redemption. In the year 2003, the preferred stock becomes payable in full at par value. The schedule for early redemption provides an incentive discount of 25% from face value if preferred stock is redeemed by AeroPanel on or before December 31, 1995; 20% if redeemed on or before December 31, 1997; 15% if redeemed on or before December 31, 1999; 10% if redeemed on or before December 31, 2001; and 5% if redeemed on or before December 31, 2003.

        AeroPanel made no redemption of preferred stock during 1994. Of course the ability of AeroPanel to redeem its preferred stock, whether on an accelerated basis or at maturity in 2003, is dependent upon a number of factors beyond the control of the Company, including future developments in the aerospace and aircraft markets.

                              USR INDUSTRIES, INC.

(4)     PROPERTY, PLANT AND EQUIPMENT

        A summary of property, plant and equipment at December 31, 1994 and 1993 is as follows:

                                                         1994           1993
                                                     -----------    -----------
Land and buildings, under capital lease ..........   $   183,254    $   183,254
Machinery and equipment ..........................       858,438        858,438
Office furniture and fixtures ....................        76,921         75,249
Leasehold improvements ...........................       564,131        564,131
                                                     -----------    -----------
                                                       1,682,744      1,681,072

Less: accumulated depreciation (including
     accumulated amortization of assets under
     capital lease of $117,843 in 1994 and
     $114,788 in 1993) ...........................    (1,611,642)    (1,576,494)
                                                     -----------    -----------
                                                     $    71,102    $   104,578
                                                     ===========    ===========

(5)     EMPLOYEE BENEFIT PLAN

        Effective January 1, 1987 the Company adopted a 401(k) savings plan. The plan covers all employees who have completed one or more years of service and are not covered by a collective bargaining agreement. Each participant may make annual contributions up to the lesser of the maximum amount allowable or 13% of compensation. The Company, at its discretion, may match participants' contributions up to 2% of their compensation. Participant contributions are vested at all times, and the discretionary employer contributions vest 20% per year after two years. The Company incurred contribution expense of $2,461 in 1992. No contributions were made by the Company in 1993 or 1994.

        Effective January 1, 1987 the Company adopted a defined benefit plan for all employees covered by a collective bargaining agreement. The Company's annual contribution to the plan is actuarially determined. Currently the defined benefit plan covers 18 employees and the participants in the plan are fully vested after five years of service. The actuarial status of the defined benefit plan at December 31,1994 has not been determined; however, management does not consider the impact of the plan to be material to the Consolidated Financial Statements. The Company incurred pension expense of $4,385, $2,980 and $4,123 in 1994, 1993 and 1992 respectively.

                              USR INDUSTRIES, INC.

(6)     FEDERAL INCOME TAXES

        At December 31, 1994 the Company had aggregate net operating loss carryforwards of approximately $2,296,000 which expire at various dates through the year 2006. Certain restrictions may exist as to the utilization of such carryforwards. As discussed in Note 1, the Company adopted SFAS No. 109 on January 1, 1993. The Company has provided a valuation allowance for its net deferred tax assets at January 1, 1993, and therefore no cumulative effect of a change in accounting method was recognized in the 1993 consolidated statement of operations. The components of the Company's deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows:

                                                            Deferred Tax
                                                         Assets (Liabilities)
                                                      -------------------------
                                                         1994            1993
                                                      ---------       ---------
Accounts receivable ............................      $    --         $  50,640
Inventory ......................................           --               304
Property, plant and equipment ..................            990           1,247
Accrued expenses ...............................       (133,794)         22,715
Accounts payable ...............................          3,776          18,360
Investments ....................................         11,492          11,895
Net operating losses ...........................        780,808         674,884
                                                      ---------       ---------
        Subtotal ...............................        663,272         780,045
Valuation allowance ............................       (663,272)       (780,045)
                                                      ---------       ---------
Net deferred tax assets (liabilities) ..........      $    --         $    --
                                                      =========       =========

        Due to the Company's ongoing litigation expenses and resultant financial position, the Company believes it is unlikely that it will be able to utilize its deferred tax asset prior to its expiration and, accordingly, has provided a reserve on the full amount of the asset. During 1994, the Company's valuation allowance decreased by approximately $117,000 due to expiration of previous years' tax loss carryforwards.

(7)     LEASES

        The Company leases its administrative offices in a commercial office building at 550 Post Oak Boulevard, Houston, Texas under a three year lease through December 1995. The Company owns a limited partnership interest in such building. The Company's office space comprises 1,750 square feet in such building, which has a total of approximately 55,000 square feet.

        The Company's wholly-owned subsidiary, Lighting, leases an office building and leased a manufacturing facility under long-term capital and operating leases, respectively. During 1980 through 1990 the office building leased by Lighting was subleased at rentals in excess of its lease expense; however, there has been no subtenant since 1990. The operating lease expired on December 31, 1993. The Company did not guarantee any obligation under the operating lease.

                              USR INDUSTRIES, INC.

      At December 31, 1994, the aggregate future minimum lease payments under the above capital lease are as follows:

                                                                   Capital Lease
                                                                   -------------
1995                                                                $   5,318
1996                                                                    5,318
1997                                                                    5,318
1998                                                                    5,318
Subsequent to 1998 .......................................             92,565
                                                                    ---------
Total minimum lease payments .............................            113,837
Less amount representing
     interest ............................................            (56,412)
                                                                    ---------
Present value of future
     minimum lease payments ..............................             57,425
Less current obligation ..................................             (1,150)
                                                                    ---------
                                                                    $  56,275
                                                                    =========

        Total rental expense on the operating leases was approximately $172,883 and $176,349 for the years ended December 31, 1993 and 1992, respectively. The Company received sublease rental income under Lighting's operating lease for each of the years ended December 31, 1993 and 1992 of approximately $187,000. For financial reporting purposes, sublease rental revenue is recorded net of rental expense.

(8)     NOTES PAYABLE AND LONG-TERM DEBT

        At December 31, 1992 the Company had a note payable to a commercial bank of $13,230, collateralized by certain accounts receivable, inventory and equipment of MultiMetals. The note bore interest at bank prime plus 1% (the bank prime rate was 6.0% at December 31, 1992) and required monthly principal payments of $1,167 plus accrued interest until maturity at November 1,1993. This note was fully repaid during 1993.

(9)     SIGNIFICANT CUSTOMERS

        For the year ended December 31, 1994, subsidiaries of the Company had sales to two (2) customers of approximately 66% and 11% of its total consolidated revenues. For the year ended December 31, 1993, subsidiaries of the Company had sales to three (3) customers of approximately 53%, 14% and 11% of total revenues. For the year ended December 31, 1992, subsidiaries of the Company had sales to two (2) customers of approximately 40% and 26% of

                              USR INDUSTRIES, INC.

total revenues. The Company's accounts receivable are primarily from companies involved in the consumer products and machinery control industries and generally are not collateralized.

(10)    COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

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

                              USR INDUSTRIES, INC.

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

                              USR INDUSTRIES, INC.

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

        (b) MONTCLAIR, GLEN RIDGE AND WEST ORANGE. Between 1984 and 1990 Safety Light, the Company and its two manufacturing subsidiaries, USR Lighting, Inc. and USR Metals, Inc., were named as defendants in seven actions commenced in Superior Court, Essex County, New Jersey. These actions were brought on behalf of certain residents in the Townships of Montclair, Glen Ridge and West Orange, New Jersey and claim, inter alia, damages to land and personal injury in amounts to be proved at trial as well as punitive damages. Such alleged damages are claimed to have been caused by actual or threatened exposure of the property and persons of plaintiffs to gamma radiation and levels of radon gas, a radioactive decay product of uranium or radium bearing ores, at levels above background levels naturally occurring and in excess of permissible levels established by the government for members of the public. Plaintiffs allege that such radiation is a product of landfill obtained from the former USRC site in Orange, New Jersey.

        By notice of motion returnable on July 18, 1986, the Company, certain of the Company's subsidiaries and Safety Light moved for summary judgment dismissing plaintiff's claims based upon the continued lack of a factual nexus between their activities and the presence of radon in plaintiffs' homes. The motion was also based upon the inapplicability of the legal theories advanced by plaintiffs to these matters. By order dated August 22, 1986, the Court granted in part and denied in part the motion for summary judgment, ruling that there remained factual issues preventing the dismissal of certain claims which could not be resolved without a full plenary hearing. The Court dismissed all causes of action based upon manufacture of a defective product, breach of an express or implied warranty, battery and trespass. By the same order, the Court also consolidated these matters for discovery and trial purposes.

                              USR INDUSTRIES, INC.

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

                              USR INDUSTRIES, INC.

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

        The Company believes that its employees, stockholders and itself have been unfairly and wrongfully subjected to theories of retroactive liability springing from allegations dating back to the turn of the century and the era before World War I. The Company believes that the actions complained of were legal and, moreover were in accordance with the accepted knowledge and practice of their time. If further litigation claims are made by the government or private parties the Company will have no alternative but to file for reorganization pursuant to the bankruptcy statutes.

        (d) U.S. NUCLEAR REGULATORY COMMISSION PROCEEDING. During the first quarter of 1989 the Company received from the U.S. Nuclear Regulatory Commission ("NRC") an order

                              USR INDUSTRIES, INC.

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

        The Company thereupon advised the NRC that, as it would be unable to continue to pay legal counsel both for defense of the NRC matter and offensive pursuit of the insurers, the Company had no alternative but to represent itself before the NRC. On April 2, 1993 the Company and Safety Light appeared before a three judge panel of the Atomic Safety and Licensing Board in a settlement review. On April 2, 1993 that Board directed that all pending

                              USR INDUSTRIES, INC.

legal motions in the matter would be suspended to allow for direct review and negotiation between Safety Light and the NRC technical staff without use of attorneys by any party. The Company was given standing to be present and assist at such meetings.

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

        In September 1985, five primary insurance carriers of Safety Light and the Company assumed the defense of the Company and certain of its subsidiaries alleged to be successors in

                              USR INDUSTRIES, INC.

certain of the underlying actions described above, while reserving their right to disclaim liability. As a result of that Agreement, this action had been stayed except with respect to applications by plaintiffs to require other primary insurance carriers not party to the Defense Agreement to provide for a defense and indemnification of the Company, certain of the Company's subsidiaries and Safety Light. By case management order dated March 21, 1989, the case was re-activated to the extent that discovery was taken concerning the existence, placement, negotiation and terms of insurance contracts potentially applicable to the underlying matters referred to in the Amended Complaint.

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

                              USR INDUSTRIES, INC.

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

        During 1994, only thirteen days following final affirmation by the New Jersey Supreme Court against Blanchard's most recent previous claims, Blanchard started new litigation in Supreme Court, Morris County, New Jersey seeking to dispossess Lighting. Again Blanchard's litigation was first filed in Landlord-Tenant Special Civil Part Division, Morris County and, upon application by Lighting, was again transferred to the Superior Court, Chancery Division, Morris County, New Jersey.

                              USR INDUSTRIES, INC.

        In the latest chapter of its ongoing suits, Blanchard repeated its theories that Lighting had not properly maintained and repaired the building. Blanchard cited in particular the allegedly excessive length of time required to repair substantial water damage to the building caused by freezing and burst plumbing which occurred as a result of a power outage during the winter of 1994. Blanchard also asserted that Lighting did not meet repair and maintenance obligations respecting grounds maintenance and removal of trash, principally containers deposited on the wooded area of the property by patrons of a nearby fast food restaurant. Blanchard also alleged, inter alia, that the property had been abandoned by Lighting; that Lighting had not made a proper effort to sublease the property; and that Lighting was not meeting on a full and timely basis other incidents of long-term ownership in that Lighting was late in delivering local property taxes assessed on the property. Lighting had appealed the property tax assessment, which appeal successfully reduced applicable property taxes by approximately 25%. The Company expects this matter to be tried in the second quarter of 1996.

SUMMARY

        Having resolved several of the Company's long-standing litigation matters, but with other matters still in preliminary stages, at this time the liability of the Company and its subsidiaries alleged to be corporate successors to the former USRC cannot be reasonably estimated, nor does management believe at this time that ultimate liability is sufficiently likely to be viewed as "probable" or that an estimate of insurance proceeds can be made with any degree of certainty. For these reasons the Company has not made additional accruals for possible liability at this time. However, due to factors including the very substantial potential costs of remediation and the uncertainty of the final outcome of these matters, despite what the Company believes are meritorious defenses and claims, the Company may be materially adversely affected in the future even if there is no judicial finding of successor liability.

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

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties. The Company believes that its employees, stockholders and itself have been unfairly and wrongfully subjected to theories of retroactive liability springing from allegations dating back to the turn of the century and the era before World War I. The Company believes that the actions complained of were legal and, moreover were in accordance with the accepted knowledge and practice of their time. If further litigation claims are made by the government or private parties the Company will have no alternative but to file for reorganization pursuant to the bankruptcy statutes.

                              USR INDUSTRIES, INC.

(11)    SELECTED QUARTERLY FINANCIAL DATA

        The following selected financial data is unaudited and summarizes the Company's operations on a quarterly basis:

                                                      1994
                                  ----------------------------------------------
                                  March 31    June 30  September 30  December 31
                                  ---------  --------    --------     -------
Net sales .....................   $ 286,363   361,225     304,855     293,851
Cost of sales .................   $ 204,546   226,263     215,626     169,441
Selling, general and
  administrative expenses .....   $ 134,735   194,378     160,482      71,285
Net earnings (loss)
  before extraordinary
  item ........................   $ (64,708)  (71,207)    (82,820)     98,125
Net earnings (loss) ...........   $(208,763)  (71,207)    (82,820)     98,125
Net earnings (loss)
  per common share ............   $   (0.21)    (0.07)      (0.08)       0.10


                                                     1993
                                  ----------------------------------------------
                                  March 31    June 30  September 30  December 31
                                  ---------  --------    --------     -------
Net sales .....................   $ 255,812     303,515     264,093    335,352
Cost of sales .................   $ 156,887     169,549     139,105    172,379
Selling, general and
  administrative expenses .....   $ 244,853     169,265     481,434     46,613
Net earnings (loss) ...........   $(145,071)    (33,249)   (329,621)   111,671
Net earnings (loss)
  per common share ............   $   (0.15)      (0.03)      (0.33)      0.11


                                                                  1992
                                  ----------------------------------------------
                                  March 31    June 30  September 30  December 31
                                  ---------  --------    --------     -------
Net sales .....................   $ 288,266   321,506     291,753     252,299
Cost of sales .................   $ 130,461   130,025     113,107     114,228
Selling, general and
  administrative expenses .....   $ 208,151   237,592     225,479     304,603
Net loss ......................   $ (50,269)  (41,539)    (23,756)   (162,186)
Net earnings (loss)
  per common share ............   $   (0.05)    (0.04)      (0.02)      (0.16)

                              USR INDUSTRIES, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
DISCLOSURE

        Not applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information to be filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 is expected to be filed by August 15, 1997.

ITEM 11. EXECUTIVE COMPENSATION

        The information to be filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 is expected to be filed by August 15, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information to be filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 is expected to be filed by August 15, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information to be filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 is expected to be filed by August 15, 1997.

                              USR INDUSTRIES, INC.

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            PAGE

(a)     1.     The following Consolidated Financial Statements are included in Part II, Item 8:

                      Consolidated Financial Statements:

                      Consolidated Balance Sheets as of
                      December 31, 1994 and 1993                             17

                      Consolidated Statements of Operations for the
                      years ended December 31, 1994, 1993 and 1992           19

                      Consolidated Statements of Stockholders' Equity
                      for the years ended December 31, 1994 and 1993         20

                      Consolidated Statements of Cash Flows for the
                      years ended December 31, 1994, 1993 and 1992           21

                      Notes to Consolidated Financial Statements             23

        2.     Financial Statement Schedules:

        All schedules are omitted because they are not applicable or the information is included in the financial statements and notes included herewith.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the Company's last fiscal quarter of 1994.

(c)     Exhibits

        The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parenthesis.

3.      Articles of Incorporation and Bylaws

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of Form 8-B dated October 15, 1980).

                              USR INDUSTRIES, INC.

3.2 Amendment to Certificate of Incorporation filed on June 13, 1984 (incorporated by reference to Exhibit 3 of Form 10-K for year ended December 31, 1984).

3.3 Bylaws (incorporated by reference to Exhibit 3(b) of Form 8-B dated October 15, 1980).

10.     Material Contract

10.1 Asset Purchase Agreement between USR Lighting, Inc. and AeroPanel Corporation (incorporated by reference to Exhibit 2(a) of Form 8-K March 8, 1985).

10.2 Asset Purchase Agreement between USR Metals, Inc. and MultiMetal Products Corporation (incorporated by reference to Exhibit 2(b) of Form 8-K March 8, 1985).

10.3 Lease dated as of December 12, 1983 between USR Lighting, Inc. and 661 Myrtle Property Co., Ltd. (incorporated by reference to Exhibit 10 of Form 10-K for year ended December 31, 1984).

10.4 Restructuring Agreement between USR Lighting, Inc. and AeroPanel Corporation dated as of January 1, 1994 (filed herewith).

22.1    Subsidiaries of the Company (filed herewith).

                              USR INDUSTRIES, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           USR INDUSTRIES, INC.



 Date: March 15, 1995                 By: /S/RALPH T. MCELVENNY, JR.
                                             Ralph T. McElvenny, Jr.,
                                             Acting Principal Executive,
                                             Financial and Accounting Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: March 15, 1995                  By: /S/STEPHEN B. AYCOCK
                                             Stephen B. Aycock,
                                             Director


Date: March 15, 1995                  By: /S/RALPH T. MCELVENNY, JR.
                                             Ralph T. McElvenny, Jr.,
                                             Director