Form 10-K405
period 1996-12-31
USR INDUSTRIES INC/DE/
filed 1997-07-14
CIK 316911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ______________ to ___________________.

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

                           COMMON STOCK, $1.00 PAR VALUE
                           -----------------------------
                                 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1997, there were outstanding 994,655 shares of the Registrant's Common Stock, $1.00 par value, and the aggregate market value held by non-affiliates was approximately $20,000.

DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III, Items 10, 11, 12 and 13 is expected to be filed by August 15, 1997.

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

      The Company's current operations consist primarily of the support and development of the specialty metals business of its subsidiaries located in Bloomsburg, Pennsylvania, USR Metals, Inc. and MultiMetal Products Corporation. Also, very significant amounts of management time and corporate resources are used in the conduct of litigation involving so-called environmental litigation allegations dating back nearly a century ago. The increasing scope of such litigation has frustrated and made moot the Company's former plans to pursue corporate development pursuant to its plan for asset redeployment as previously announced.

      The Company's financial resources and personnel levels effectively have been reduced to bankruptcy levels as a result of the adverse effects of the litigation and related proceedings referred to above. The Company's common stock is not listed on a stock exchange for trading and the Company is advised that during the last two years there has been no bid recorded for the Company's securities. Litigation and related proceedings involving the Company is further described in Notes to Consolidated Financial Statements and Note 10 thereof.

      The Company's remaining manufacturing operations generally are profitable on a current operations basis, and generally they contribute towards payment of legal expenses, administrative and other parent company overhead costs such as accounting, tax, secretarial and management, as well as certain maintenance expenses and ongoing regulatory costs. The Company's legal costs include particularly the direct and indirect costs of ongoing environmental and insurance litigation and regulatory matters. The Company is subject to serious financial pressures due to having been required to conduct material legal actions on both offensive and defensive fronts simultaneously. The Company considers that its pursuit of offensive claims against more than a dozen major insurance companies in which the Company seeks judicial determination of its insurance coverages, payment of its defense costs and other relief are critical to the Company's future.

      Multi-million dollar settlements of successful actions by the Company against insurance companies have provided the basis for settlements with plaintiffs, lawyers and with governmental agencies which have asserted claims against the Company. However, the costs of initiating and maintaining such legal actions, together with costs to the Company for site monitoring, remediation and other programs, substantially exceed the Company's cash flow from recurring operations. Moreover, while substantial long-standing litigation has been settled, new or continuing actions threaten to further damage the Company. Because of the nature of America's litigation system, the costs to determine whether and to what extent claims against the Company may be covered by insurance are themselves prohibitive.

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

      Years before any environmental claims were asserted or any statutes were adopted by Congress to provide unlimited retroactive liability for defendants in certain environmental litigation, USRC's operating business lines already were buffeted by negative trends and a deteriorating economic climate. During the late 1960s and 1970s, there was a dramatic and general increase in foreign competition against several important sectors of United States industry. The domestic American automotive and consumer electronics industries, particularly the color television and wristwatch industries which had been the primary customers of USRC for many years, were severely damaged. Often the foreign companies enjoyed political, financial and public support from their governments, while similar support was not available to American companies. In response, much of the former U.S. based television, watch and consumer electronics business literally moved their production and jobs outside the United States.

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

      USRC'S SALE OF DIVISION IN 1978. By the mid-1970s the management of USRC recognized that the principal businesses of USRC would not return to their earlier levels of volume or profitability. By 1978 cumulative financial pressures forced USRC to sell the assets of a principal operating division, the Medical Products Division, in order to deal with debt payments and liquidity needs. In 1978, USRC sold the assets of its Medical Products Division to the GAF Corporation, a large chemical company headquartered in New Jersey. This sale of this business line was the first of several sales necessary for debt and liquidity reasons. Management also took steps to reposition assets into business sectors believed to offer more promise then did the domestic color TV, watch, and metal fabricating businesses.

      FORMATION OF NEW HOLDING CORPORATION. USR Industries, Inc. was formed in 1980 as a holding corporation primarily aiming for new areas such as the financial services, natural resources and real estate sectors for improved long-term potential. The Company intended to gradually diversify from manufacturing operations dependent upon sales to segments of American business which appeared to be in decline.

      Through the 1980s, the Company continued gradual divestiture of manufacturing sector operations dependent on declining U.S. markets. Following the 1978 sale of assets of the Medical Product Division to GAF Corporation as above, in 1982 the Company sold certain net assets of USR Chemical Products, Inc. ("Chemicals") to Mitsubishi Chemical Industries Limited of Japan ("Mitsubishi"). While at that time Chemicals was the Company's largest subsidiary operation, it was competing to sell in worldwide markets to color television manufacturers, a customer base which was rapidly leaving the U.S. as described above. The business of Chemicals tended to be cyclical, capital intensive and vulnerable to competition from foreign companies which were better supported by their own governments such as Mitsubishi of Japan and Hoescht AG of Germany.

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

      NATURAL RESOURCES. During late 1983 the Company established an ownership interest in the natural resources sector through the purchase of common stock of the former Pinnacle Petroleum, Inc. ("Pinnacle"), a small, publicly-held oil and gas exploration and production company. Thereafter Pinnacle successfully expanded its scope of operations by merger transactions with other small, publicly traded energy companies, including Spur Petroleum, Inc., Amarillo, Texas; Regal Petroleum, Ltd. and V-Mc Operating Company, Denver, Colorado; and Golden Oil Company ("Golden Oil"), Tulsa, Oklahoma. The name Golden Oil Company was established for the parent corporation in 1989. The success gained in earlier years by the foregoing transactions was undermined by the sudden worldwide collapse of oil prices and a severe depression which spread throughout the independent oil and gas industry. During this depression oil prices fell from around $36 per barrel to around $10 per barrel and the value of the Company's investment in Golden Oil declined.

      During the same general time as above, serious financial pressure on the Company was caused by the environmental and related insurance and other litigation combined with the erosion of traditional U.S. based markets as described above. Such pressures forced the Company to continue to sell divisional assets first begun in the mid-1970s following the collapse of the domestic U.S. television manufacturing and consumer electronics industries. Under intense pressure from litigation based on new legal theories of retroactive liability propounded by legislation passed in the early 1980s and vastly expanded by "active" judicial interpretation and with its traditional markets eroding and its major consumer base moving out of the United States, the Company faced a choice between retaining its remaining core manufacturing operation in Bloomsburg, Pennsylvania or divesting its remaining investment in shares of Golden Oil stock. The Company chose to divest such stock through a rights offering to all Company shareholders. As registered with the SEC, the same terms were offered to all Company stockholders to purchase stock of Golden Oil at its then market value as traded on the National Association of Securities Dealers Automated Quotation system ("NASDAQ"). The Company also conserved cash resources by paying non-cash consideration rather than cash for a portion of its compensation to directors.

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

NARRATIVE DESCRIPTION OF BUSINESS

      The Company's current operations consist primarily of the support of its ownership interests in its specialty metals business. In addition a significant proportion of management's time and corporate resources are involved with litigation affecting the Company.

      CONTINUING MANUFACTURING OPERATIONS. USR Metals, Inc. and MultiMetal Products Corporation, (such companies being together referred to herein as "Metals") continue to own and operate the Company's core manufacturing interests. Metals specializes in the custom fabrication of specialty dials and in the anodizing treatment of metals. Metals' specialty dials are used as components for clocks and timers for automotive and consumer applications, and are marketed through direct sales and independent sales representatives. Generally, Metals' products are fabricated and marketed on a quoted fixed-price basis. The principal raw materials used are aluminum, steel, plastics and paints. Raw materials are available from several commercial sources, and Metals has experienced no significant difficulties in obtaining supplies for its ongoing business operations. Metals holds patents, trademarks or licenses as deemed advisable in connection with its activities, but does not believe that its operations are materially dependent thereon. Metals' services include various fabricating, finishing and decorating processes.

      Metals competes against a substantial number of small specialty companies, many of which have sales and financial resources exceeding those of Metals. Price, customer service and product performance are believed important in marketing products manufactured by Metals. Price competition is very intense, and requires the purchase of higher volume production machinery to lower Metals' cost per unit. Metals' business is dependent on sales to a limited number of customers. During 1996, sales to two customers constituted approximately 54% and 15%, respectively, of the total revenues. During 1995, sales to two customers constituted approximately 57% and 18%, respectively, of the total revenues. During 1994, sales to two customers constituted approximately 66% and 11%, respectively of the total revenues. No other single customer accounted for more than 10% of such sales in each of the respective years.

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

      During the last three years through December 31, 1996, expenses for research, development and engineering for the Company's continuing operations, including salaries and other expenses of personnel employed on a regular basis in such work, were primarily connected with Metals' custom anodizing operations and are estimated as approximately $30,000 per year. Various activities of Metals are subject to federal, state or local regulation with regard to environmental impact. Operations conducted by Metals have received all certificates from regulatory agencies necessary to operate Metals' manufacturing equipment in the normal course of business. Currently, the Company is defending litigation in which substantial claims for alleged environmental injury are being asserted against it and Metals. Such claims arise from allegations as to operations of USRC many decades ago in the era of World War I and to the period following World War II.

      For further discussion as to environmental regulations and litigation, see Notes to Consolidated Financial Statements and Note 10 thereof.

      EMPLOYEES. The Company and its consolidated subsidiaries employed 29 persons on a full-time basis as of December 31, 1996. In addition, the Company regularly employs part-time personnel and outside professionals who provide accounting, legal and other services.

      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Metals is engaged in custom anodizing, fabrication and distribution of metal products and specialty dials. It had no export sales during the last three years.

ITEM 2.   PROPERTIES

      The Company leases approximately 1,750 square feet of space for its principal management and accounting offices located in a commercial office building at 550 Post Oak Boulevard, Suite 545, Houston, Texas 77027 having approximately 55,000 net rentable square feet. Such space is under a lease term which extends through December 31, 2002.

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

      During 1980, a lease covering administrative offices in Morristown, New Jersey formerly leased by the Company and having approximately 7,000 square feet of office space was assigned to Lighting, which subleased the premises to an unrelated third party subtenant for an initial term of five years with an optional five year extension which was exercised by the subtenant. Upon expiration of the lease extension in September 1990, the subtenant dissolved its business operations and did not renew the lease. In August 1995, Lighting executed a lease for 5,000 square feet, or approximately one-half of the available space, for a seven-year initial term through October 31, 2002. Lighting is seeking a new tenant for the remaining available space in the facility. The property which was built by its owner, Blanchard Construction Company ("Blanchard"), using long-term "credit-lease" financing provided through USRC, has been the subject of continuing litigation with Blanchard for many years.

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

      Beginning during February 1991 the Company and Safety Light successfully negotiated individual settlement agreements with five primary insurance carriers and three excess insurance carriers. In January 1992 the Company and Safety Light negotiated a settlement agreement with an additional insurance carrier. Monies obtained under the initial installment thereunder have been applied in part toward payment on settlement and defense of the environmental matters. Monies obtained under the second and final installment will be applied toward the NRC claims further discussed in Note 10 to the Consolidated Financial Statements. For information relating to this and additional legal proceedings, see Notes to Consolidated Financial Statements and Note 10 thereof.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted for vote by security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company's common stock is not listed for trading on a regular exchange. For each of the quarterly periods within the two years ended December 31, 1996, the transfer agent reported that there were no transfers recorded.

      No cash dividends were declared or paid during the two year period ended December 31, 1996, and management believes it unlikely that the Company will pay dividends in the future. At March 1, 1997 there were approximately 1,150 holders of record of the Company's common stock.

ITEM 6.    SELECTED FINANCIAL DATA.

      The following selected financial information has been derived from, and is qualified by reference to and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein, except that data relating to the fiscal year ended December 31, 1993 and 1992 has been derived from previously published financial statements.

                                            YEARS ENDED DECEMBER 31,
                                   --------------------------------------
                                  (in thousands, except per share amounts)

                                  1996      1995      1994      1993      1992
                                -------    ------    ------    ------    ------
Revenues ....................   $ 1,293     1,234     1,291     1,258     1,257

Net loss before
   extraordinary item .......   $   (52)     (115)     (121)     (396)     (278)

Net loss ....................   $   (52)     (115)     (265)     (396)     (278)

Net loss per
   common share .............   $  (.05)     (.12)     (.26)     (.40)     (.28)

Total assets ................   $   463       580       765       883     1,138

Total current liabilities ...   $   734       799       868       720       578

Long-term obligations .......   $    54        55        56        57        58

Stockholders' equity ........   $  (325)     (274)     (159)      106       502


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

      As of December 31, 1996, the Company's working capital deficit was $486,346 and the ratio of current assets to current liabilities was 0.3 to 1.0 versus a working capital deficit of $555,813 and a current ratio of 0.3 to 1.0 as of December 31, 1995. The Company evaluates its accounts and notes receivable from time to time and provides an allowance against current operations for accounts deemed to be uncollectable. During 1992 the terms of certain notes receivables were revised to increase the interest rate thereon to 8.5% and establish the maturity dates at March 31, 2004 and 2005, respectively. As further described in the Company's Consolidated Financial Statements and Note 3 thereto, such notes were restructured during 1994. On an historical basis the Company has not experienced any significant losses from the extension of credit to its customers.

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

      Beginning during February 1991 the Company and Safety Light successfully negotiated individual settlement agreements with five primary insurance carriers and three excess insurance carriers. Settlement documents were executed covering the monies and releases to be exchanged between the parties. The insurance carriers paid $6,050,000 in cash into separate trust accounts administered by parties unrelated to the Company. Substantially all of such amounts were applied to settle lawsuits, as further described in Note 10 of Notes to the Consolidated Financial Statements (See Notes 10(a) and 10(b)). The Company also has settled matters described in such Notes (Note 10(d)); other claims that may be covered under the various trust fund agreements; two claims against Safety Light; and insurance actions discussed in the Consolidated Financial Statements and Note 10(e) thereto. In January 1992 monies obtained under the initial installment were applied toward defense costs of matters described in Note 10. (See Notes 10(f) and 10(g)). In January 1992, the Company and Safety Light negotiated a settlement agreement with an additional insurance carrier, pursuant to which the insurance carrier paid two installments, one of which was paid in February 1992 upon execution of all settlement documents and the other paid in January 1993. Monies have been placed into a separate trust account for the defense of matters described in the Notes to the Consolidated Financial Statements (particularly
Note 10(f) and Note 10(g)) and to a separate action naming the Company and Safety Light. On or about May 1992, the Company and Safety Light concluded a settlement agreement with three primary insurance carriers whereby the insureds will be reimbursed a total of seventy-five percent (75%) of legal costs and expenses incurred in the matter described in Note 10(f) of the Notes to Consolidated Financial Statements.

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

      Having resolved several of its long-standing litigation matters, but with new and different matters still in preliminary stages, at this time the liability of the Company and its subsidiaries alleged to be corporate successors to the former USRC cannot be reasonably estimated, nor at this time does management believe that ultimate liability is sufficiently likely to be viewed as "probable" or that an estimate of insurance proceeds can be made with any degree of certainty. Therefore, the Company has not made additional accruals for possible liability at this time. However, due to factors including the very substantial potential costs of remediation and the uncertainty of the possibilities of further settlements and of the ultimate outcome of these matters, despite what the Company and its counsel believe are meritorious defenses and claims, the Company may be materially adversely affected in the future even if there is not judicial finding of successor liability.

      The Company is of the opinion that if, in the future, there is any further material adverse development in such environmental litigation, the Company may be required to make additional asset sales and to file for protection from creditors under the federal bankruptcy statutes.

RESULTS OF OPERATIONS

      1996 COMPARED WITH 1995. For the year ended December 31,1996 total revenues increased to $1,292,578 compared to $1,234,188 for the previous year, a net increase of $58,390. Net sales from manufacturing for the year ended December 31, 1996 decreased slightly to $1,233,878 compared to $1,234,188 for the prior year. The Company reported net rental income of $57,919 for the year ended December 31, 1996 compared to zero for the prior year. The current year rental income reflects sublease income to a subsidiary of the Company from a small commercial office property in Morristown, New Jersey.

      Cost of sales for the current year was $790,957 compared to $815,000 for 1995, a decrease of $24,043. Such decrease is primarily the result of changes in the Company's sales mix which resulted in products with lower relative material and overhead costs. Selling, general and administrative expenses for the year ended December 31, 1996 were $520,099 compared to $497,969 for the prior year. The increase of $22,130 is primarily a result of increased professional fees and administrative expenses. The Company includes its legal expenses for the environmental litigation and other litigation discussed in Note 10 to Consolidated Financial Statements in selling, general and administrative expenses. Depreciation and amortization expense increased slightly to $8,353 for the year ended December 31, 1996 from $6,200 for the prior year. The Company recognized a discount on early redemption of redeemable preferred stock of $24,750 and $29,524, in 1996 and 1995, respectively, as a result of the issuer of such stock exercising its right to redeem the stock at a discount prior to maturity.

      Primarily as a result of the foregoing factors, the Company reported a net loss of $51,581 for the year ended December 31, 1996 compared to a net loss of $114,505 in 1995.

      1995 COMPARED WITH 1994. For the year ended December 31, 1995 total revenues decreased to $1,234,188 compared to $1,291,294 for the previous year, a net decrease of $57,106. Net sales from manufacturing for the year ended December 31, 1995 decreased to $1,234,188 compared to $1,246,294 for the prior year. The decrease of $12,106 is primarily a result of changes in the volume shipments of products sold to certain customers.

      Cost of sales remained relatively constant, $815,000 in 1995 compared to $815,876 for 1994, a decrease of $876. Selling, general and administrative expenses for the year ended December 31, 1995 were $497,969 compared to $560,880 for the prior year. The decrease of $62,911 is primarily a result of decreases in certain administrative expenses and professional fees. The Company includes its legal expenses for the environmental litigation and other litigation discussed in Note 10 to Consolidated Financial Statements in selling, general and administrative expenses. Depreciation and amortization expense decreased to $6,200 for the year ended December 31, 1995 from $35,148 for the prior year, as a result of certain assets becoming fully depreciated for financial reporting purposes in the current year.

      During 1994 the Company recorded a gain of $45,000 on the transfer of partnership interests. During 1995 the Company recognized a discount on early redemption of redeemable preferred stock of $29,524 as a result of the issuer of such stock exercising its right to redeem the stock at a discount prior to maturity. During 1994, the Company recognized a non-cash loss of $144,055 on the restructuring of its note receivable. See Note 3 to Consolidated Financial Statements.

      Primarily as a result of the foregoing factors, the Company reported a net loss of $114,505 for the year ended December 31, 1995 compared to a net loss of $264,665 in 1994.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ". This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 in the first quarter of 1996 with no effect on the operating results or financial condition of the Company.

      In the first quarter of 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). These statements will be adopted by the Company effective December 31, 1997. SFAS 128 simplifies the computation of earnings per common share by replacing primary and fully-diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and requires increased disclosures if expense recognition is not adopted. The Company adopted SFAS 123 in 1996 and did not elect expense recognition for sock options and therefore implementation of SFAS No. 123 did not have an effect on the Company's operating results or financial condition.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                        PAGE
                                                                        ----
          Consolidated Balance Sheets                                     16
          Consolidated Statements of Operations                           18
          Consolidated Statements of Stockholders' Equity                 19
          Consolidated Statements of Cash Flows                           20
          Notes to Consolidated Financial Statements                      22

                              USR INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              December 31,
                                                    ---------------------------
                                                        1996            1995
                                                    -----------     -----------
ASSETS

Current assets:
     Cash and equivalents ......................    $    16,735     $     4,794
     Accounts receivable:
          Trade ................................        130,371         131,698
          Other ................................         54,072          70,421
     Inventories ...............................         39,540          35,869
     Prepaid expenses and other ................          7,331             106
                                                    -----------     -----------
          Total current assets .................        248,049         242,888
                                                    -----------     -----------
Redeemable preferred stock, related party ......        144,372         268,122

Property, plant and equipment, at cost .........      1,692,113       1,687,113
     Less:  accumulated depreciation ...........     (1,626,195)     (1,617,842)
                                                    -----------     -----------
                                                         65,918          69,271
                                                    -----------     -----------
Other ..........................................          4,470            --
                                                    -----------     -----------
                                                    $   462,809     $   580,281
                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements
                                   (Continued)

                             USR INDUSTRIES, INC.

                                 (UNAUDITED)

                                                            December 31,
                                                    ---------------------------
                                                        1996            1995
                                                    -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................    $   264,944     $   300,989
     Accrued expenses ..........................        469,451         497,712
                                                    -----------     -----------
          Total current liabilities ............        734,395         798,701
                                                    -----------     -----------
Long-term obligation under
     capital lease .............................         53,635          55,220

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $1;
          3,500,000 shares authorized;
          issued and outstanding 994,655
          shares at December 31, 1996
          and 1995 .............................        994,655         994,655
     Additional paid-in capital ................        365,461         365,461
     Accumulated deficit .......................     (1,685,337)     (1,633,756)
                                                    -----------     -----------
          Total stockholders' equity ...........       (325,221)       (273,640)
                                                    -----------     -----------
                                                    $   462,809     $   580,281
                                                    ===========     ===========

                See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                Years Ended December 31,
                                        ---------------------------------------
                                            1996          1995          1994
                                        -----------   -----------   -----------
Revenues:
   Net sales .........................  $ 1,233,878   $ 1,234,188   $ 1,246,294
   Rental income .....................       57,919          --            --
   Gain on disposition of limited
        partnership interest .........         --            --          45,000
   Other income ......................          781          --            --
                                        -----------   -----------   -----------
        Total revenues ...............    1,292,578     1,234,188     1,291,294
                                        -----------   -----------   -----------
Costs and expenses:
   Cost of sales .....................      790,957       815,000       815,876
   Selling, general and
        administrative ...............      520,099       497,969       560,880
   Depreciation and amortization .....        8,353         6,200        35,148
                                        -----------   -----------   -----------
        Total costs and expenses .....    1,319,409     1,319,169     1,411,904
                                        -----------   -----------   -----------
Discount on early redemptions of
   redeemable preferred stock ........       24,750        29,524          --
                                        -----------   -----------   -----------
Net loss before
   extraordinary item ................      (51,581)     (114,505)     (120,610)
Extraordinary item, debt
   restructuring .....................         --            --        (144,055)
                                        -----------   -----------   -----------
Net loss .............................  $   (51,581)  $  (114,505)  $  (264,665)
                                        ===========   ===========   ===========
Net loss per common share:
   Net loss before extraordinary item   $     (0.05)  $     (0.12)  $     (0.12)
   Extraordinary item ................         --            --           (0.14)
                                        -----------   -----------   -----------
   Net loss ..........................  $     (0.05)  $     (0.12)  $     (0.26)
                                        ===========   ===========   ===========
Weighted average number of common
   shares outstanding ................      994,655       994,655       994,655
                                        ===========   ===========   ===========

                See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                     Common Stock
                                 -------------------      Paid-in       Accumulated   Stockholders
                                 Shares       Amount      Capital         Deficit        Equity
                                 -------     --------     --------     -----------      ----------
 Balance at
     December 31, 1994 ......... 994,655     $994,655     $365,461     $(1,519,251)     $(159,135)

Net loss .......................    --           --           --          (114,505)      (114,505)
                                 -------     --------     --------     -----------      ----------
Balance at
     December 31, 1995 ......... 994,655      994,655      365,461      (1,633,756)      (273,640)

Net loss .......................    --           --           --           (51,581)       (51,581)
                                 -------     --------     --------     -----------      ----------
Balance at
     December 31, 1996 ......... 994,655     $994,655     $365,461     $(1,685,337)     $(325,221)
                                 =======     ========     ========     ===========      =========

                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Years Ended December 31,
                                               --------------------------------
                                                  1996       1995        1994
                                               ---------  ---------   ---------
Cash flows from operating activities:
   Net loss .................................  $(51,581)  $(114,505)  $(264,665)
     Adjustments to reconcile net
          loss to net cash used
          in operating activities:
     Depreciation and amortization ..........     8,353       6,200      35,148
     Gain on disposition of limited
          partnership interest ..............      --          --       (45,000)
     Discount on early redemptions
         of redeemable preferred stock ......    24,750      29,524        --
     Extraordinary item, debt
          restructuring .....................      --          --       144,055
     Changes in components of
          working capital:
          (Increase) decrease in
               accounts receivable ..........    17,676      75,716    (110,541)
          (Increase) decrease in
               inventories ..................    (3,671)     (7,474)     (3,388)
          (Increase) decrease in prepaid
               expenses and other ...........    (7,225)       (106)      2,697
          Increase (decrease) in
               accounts payable .............   (36,045)     39,392      33,893
          Increase (decrease) in
               accrued expenses .............   (28,261)   (108,952)    159,370
                                               ---------  ---------   ---------
Net cash used in operating activities .......  $(76,004)  $ (80,205)  $ (48,431)
                                               =========  =========   =========

                 See Notes to Consolidated Financial Statements
                                   (Continued)

                              USR INDUSTRIES, INC.

                                   (UNAUDITED)

                                                   Years Ended December 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------

Cash flows from investing activities:
   Redemptions of investment in redeemable
     preferred stock ........................  $ 99,000    $ 88,571    $   --

   Additions to property, plant and
      equipment .............................    (5,000)     (4,369)     (1,672)
                                               --------    --------    --------
    Net cash provided by (used in)
      investing activities ..................    94,000      84,202      (1,672)
                                               --------    --------    --------
Cash flows from financing activities:

    Payment of long-term lease obligations ..    (1,585)     (1,055)     (1,150)

    Rent deposit ............................    (4,470)       --          --
                                               --------    --------    --------
    Net cash used in financing activities ...    (6,055)     (1,055)     (1,150)
                                               --------    --------    --------
Net increase (decrease) in cash
    and equivalents .........................    11,941       2,942     (51,253)


Cash and equivalents at beginning of year ...     4,794       1,852      53,105
                                               --------    --------    --------
Cash and equivalents at end of year .........  $ 16,735    $  4,794    $  1,852
                                               ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      There were no cash interest payments in 1996, 1995 and 1994. Due to its substantial tax loss carryforward and operating losses, the Company was not required to make cash payments for income taxes during 1996, 1995 and 1994.

      As more fully described in Note 3 to the Consolidated Financial Statements, during 1994, the Company restructured certain notes receivable, together with certain unsecured accounts receivable, into preferred stock having a par value of approximately $386,000.

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

      INVENTORIES. Inventories of raw materials are carried at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories are valued at the lower of average cost or market. The majority of inventories at December 31, 1996 consisted of work-in-process.

      INVESTMENTS. The Company had no short-term investments at December 31, 1996 and 1995.

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

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

      In March 1995, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards (SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ". This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 in the first quarter of 1996 with no effect on the operating results or financial condition of the Company.

      INCOME TAXES. The Company and its wholly-owned subsidiaries join in filing a consolidated federal income tax return. Investment tax credits are accounted for by the flow-through method.

      ACCRUALS AND RESERVES. The consolidated balance sheets include an accrual provision of $200,000 and $250,000 at December 31, 1996 and 1995, respectively, in respect of estimated future litigation expenses in connection with claims asserted against the Company and its wholly owned subsidiaries. See Note 10 to the Consolidated Financial Statements. Also at December 31, 1996 and 1995 fees owed but unpaid to directors had accrued to $107,500 and $87,500, respectively.

      EARNINGS PER SHARE. Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during each period.

      In the first quarter of 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SAFS 129"). These statements will be adopted by the Company effective December 31, 1997. SFAS 128 simplifies the computation of earnings per common share by replacing primary and fully-diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure.

      CASH EQUIVALENTS. For purposes of accounting presentation, highly liquid instrument purchases with an original maturity of three months or less are shown as cash equivalents.

      RECLASSIFICATIONS. Certain amounts from prior periods have been reclassified to conform with the presentation format of the 1996 Consolidated Financial Statements with no effect on reported results of operations.

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

(2)   INTEREST IN LIMITED PARTNERSHIP

      During 1987 the Company formed 550 POB, Inc. ("POB"), and through it acquired an interest in a Texas limited partnership which purchased a commercial office building located at 550 Post Oak Boulevard, Houston, Texas 77027. POB agreed to serve as the corporate general partner of the limited partnership, known as Houston-Phoenix Co., Ltd. As corporate general partner POB could be contingently liable for the debts of such partnership.

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

      During January 1995, the Company assigned the ownership, rights and obligations of POB to an officer of the Company. Due to the elimination of the Company's ownership in the limited partnership as a result of the settlements described above, the partners preferred that ownership of POB, the corporate general partner of the limited partnership, should be in the hands of a party with a principal interest in the partnership.

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

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

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

      During 1996 and 1995, AeroPanel made early redemptions of $123,750 and $118,095 in par value of preferred stock. Of course the ability of AeroPanel to redeem its preferred stock, whether on an accelerated basis or at maturity in 2003, is dependent upon a number of factors beyond the control of the Company, including future developments in the aerospace and aircraft markets.

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

(4)   PROPERTY, PLANT AND EQUIPMENT

      A summary of property, plant and equipment at December 31, 1996 and 1995 is as follows:

                                                       1996             1995
                                                   -----------      -----------

Land and buildings, under capital lease ......     $   183,254      $   183,254
Machinery and equipment ......................         858,438          858,438
Office furniture and fixtures ................          76,921           76,921
Leasehold improvements .......................         573,500          568,500
                                                   -----------      -----------
                                                     1,692,113        1,687,113
Less accumulated depreciation (including
  accumulated amortization of assets
  under capital lease of $123,950 in
  1996 and $120,896 in 1995) .................      (1,626,195)      (1,617,842)
                                                   -----------      -----------
                                                   $    65,918      $    69,271
                                                   ===========      ===========

(5)   EMPLOYEE BENEFIT PLAN

      Effective January 1, 1987 the Company adopted a 401(k) savings plan. The plan covers all employees who have completed one or more years of service and are not covered by a collective bargaining agreement. Each participant may make annual contributions up to the lesser of the maximum amount allowable or 13% of compensation. The Company, at its discretion, may match participants' contributions up to 2% of their compensation. Participant contributions are vested at all times, and the discretionary employer contributions vest 20% per year after two years. No contributions were made by the Company in 1996, 1995 or 1994.

      Effective January 1, 1987 the Company adopted a defined benefit plan for all employees covered by a collective bargaining agreement. The Company's annual contribution to the plan is actuarially determined. Currently the defined benefit plan covers 18 employees and the participants in the plan are fully vested after five years of service. The actuarial status of the defined benefit plan at December 31,1996 has not been determined; however, management does not consider the impact of the plan to be material to the Consolidated Financial Statements. The Company incurred pension expense of $7,020, $6,270 and $4,385 in 1996, 1995 and 1994 respectively.

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

(6)   FEDERAL INCOME TAXES

      At December 31, 1996 the Company had aggregate net operating loss carryforwards of approximately $2,336,000 which expire at various dates through the year 2008. Certain restrictions may exist as to the utilization of such carryforwards. The components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                             Deferred Tax
                                                          Assets (Liabilities)
                                                      -------------------------
                                                         1996            1995
                                                      ---------       ---------
Inventory ......................................      $    --         $   5,932
Property, plant and equipment ..................         (1,974)          1,656
Accrued expenses ...............................        113,121        (130,394)
Net operating losses ...........................        794,328         813,961
                                                      ---------       ---------
   Subtotal ....................................        905,475         691,155
Valuation allowance ............................       (905,475)       (691,155)
                                                      ---------       ---------
Net deferred tax assets (liabilities) ..........      $    --         $    --
                                                      =========       =========

     Due to the Company's ongoing litigation expenses and resultant financial position, the Company believes it is unlikely that it will be able to utilize its deferred tax asset prior to its expiration and, accordingly, has provided a reserve on the full amount of the asset. During 1996, the Company's valuation allowance increased by approximately $214,000 primarily due to the addition of current year tax loss carryforwards.

(7)   LEASES

      The Company leases its administrative offices in a commercial office building at 550 Post Oak Boulevard, Houston, Texas under a lease through December 2002. The Company has owned a limited partnership interest in such building. The Company's office space comprises 1,750 square feet in such building, which has a total of approximately 55,000 square feet.

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

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

      At December 31, 1996, the aggregate future minimum lease payments under the above capital lease is as follows:

                                                                   Capital Lease
                                                                   -------------
1997 .....................................................               $5,318
1998 .....................................................                5,318
1999 .....................................................                5,318
2000 .....................................................                5,318
Subsequent to 2001 .......................................               81,994
                                                                      ---------
Total minimum lease payments .............................              103,266
Less amount representing
  interest ...............................................              (48,298)
                                                                      ---------
Present value of future
  minimum lease payments .................................               54,968

Less current obligation ..................................               (1,333)
                                                                      ---------
                                                                      $  53,635
                                                                      =========

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

(9)   SIGNIFICANT CUSTOMERS

      For the year ended December 31, 1996, subsidiaries of the Company had sales to two (2) customers of approximately 54% and 15% of total revenues. For the year ended December 31, 1995, subsidiaries of the Company had sales to two
(2) customers of approximately 57% and 18% of total revenues. For the year ended December 31, 1994, subsidiaries of the Company had sales to two (2) customers of approximately 66% and 11% of its total consolidated revenues. The Company's accounts receivable are primarily from companies involved in the consumer products and machinery control industries and generally are not collateralized.

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

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

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

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

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

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

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

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

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

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

      During the spring of 1996 counsel for the Company and Safety Light in this matter advised the EPA that the Company had won litigation settlements from insurers in multi-million dollar amounts. The total of amounts won to date is substantially greater than the net worth of the Company. Such proceeds have been set aside for use in connection with environmental claims, including payment of legal fees and certain other expenses.

      The EPA was further advised that, except for the multi-million dollar amounts won by the Company and set aside as above, the Company is presently unable to pay any additional costs for environmental claims. The Company has been advised that it may be eligible for legislative exception by reason of its limited ability to pay. Accordingly, the Company has made various filings and proposals to the EPA with a view towards establishing the Company's limited ability to pay. The EPA has not advised whether the EPA intends to accept the Company's application under the limited ability to pay exception. If it elects to do so, the EPA may file additional environmental litigation to add to the pending claims referenced in this Note 10.

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

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

      On or about May 4, 1990, the Company and the NRC Staff entered into a partial interim settlement, which provided for partial characterization study of the Safety Light site to be completed on or by October 15, 1990. By order dated May 4, 1990, the Licensing Board granted

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

a joint motion by the NRC Staff and the Company to stay the NRC proceedings during the term of the partial interim settlement agreement. The NRC Staff and the Company further agreed to (a) report to the Licensing Board on or by November 26, 1990, on the results of the study and (b) to make recommendations for further action at that time. On or about October 15, 1990, the Company forwarded to the NRC Staff and to the members of the Licensing Board copies of the partial interim characterization study prepared by Chem-Nuclear Systems, Inc., pursuant to the partial settlement agreement. Based on that study, the Company has been advised that remediation costs could total between $15,000,000 to in excess of $25,000,000 based on remediation costs for similar properties if all remediation actions originally ordered were completed.

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

      During March 1993 the Company's NRC counsel became concerned that the money available from insurance settlements for legal costs, remediation and additional settlements was being outstripped by accelerating legal expenses to defend motions, requests for interrogatories and other actions by the NRC legal staff. Such counsel and the Company both believe that the combined legal costs to wage simultaneous actions offensively against the insurance carriers and defensively to protect the Company are running substantially in excess of amounts currently available. Accordingly, such counsel advised the Company, Safety Light and the NRC that it has

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

withdrawn from representation of the Company and Safety Light effective March 15, 1993. Thereafter, other than with respect to certain limited contributions of legal services to encourage settlement between the Company, Safety Light and the NRC and, except to provide representation of the Company to contest NRC jurisdiction, such counsel will no longer represent the interests of the Company or Safety Light in the foregoing proceedings.

      The Company thereupon advised the NRC that, as it would be unable to continue to pay legal counsel both for defense of the NRC matter and offensive pursuit of the insurers, the Company had no alternative but to represent itself before the NRC. On April 2, 1993 the Company and Safety Light appeared before a three judge panel of the Atomic Safety and Licensing Board in a settlement review. On April 2, 1993 that Board directed that all pending legal motions in the matter would be suspended to allow for direct review and negotiation between Safety Light and the NRC technical staff without use of attorneys by any party. The Company was given standing to be present and to assist at such meetings.

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

      Following conferences and proposals between the Company; Safety Light; NRC staff, licensing, enforcement and technical personnel; outside experts on remediation, lead by Amersham; and with the further limited participation and assistance of NRC counsel for the Company and Safety Light, a settlement agreement was concluded on September 20, 1994 between the NRC, Safety Light and the Company. Under the agreement the Atomic Safety and Licensing Board dismissed proceedings which were then pending against Safety Light and the Company. Dismissal of these proceedings effectively terminated enforcement actions which had been brought by the NRC staff against the Company and Safety Light for a period of five years through December 1999. In conjunction with the NRC settlement the Company agreed to make monthly payments into a trust account in the amount of $1,000 for forty-eight (48) consecutive months. Safety Light undertook independent financial and remediation obligations.

      Separately the NRC advised the Company that the Licensing Board of the NRC had determined that, for NRC purposes, the Company is deemed a "successor" to USRC.

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

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

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

      In September 1985, five primary insurance carriers of Safety Light and the Company assumed the defense of the Company and certain of its subsidiaries alleged to be successors in certain of the underlying actions described above, while reserving their right to disclaim liability. As a result of that Agreement, this action had been stayed except with respect to applications by plaintiffs to require other primary insurance carriers not party to the Defense Agreement to provide for a defense and indemnification of the Company, certain of the Company's subsidiaries and Safety Light. By case management order dated March 21, 1989, the case was re-activated to the extent that discovery was taken concerning the existence, placement, negotiation and terms of insurance contracts potentially applicable to the underlying matters referred to in the Amended Complaint.

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

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

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

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

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

      (h) BLANCHARD SECURITIES CO. MATTERS. On April 29, 1992 Blanchard Securities Co. ("Blanchard") owner of a commercial office property located in Morristown, New Jersey which is leased by a subsidiary of the Company under a long term "credit lease", instituted an action for summary dispossession against its tenant, USR Lighting, Inc. ("Lighting") and the Company. The property is subject to a Lease Agreement entered into in 1955 which upon the exercise of options expires in 2016. Blanchard's complaint was filed in the Landlord-Tenant Special Civil Part Division, Morris County. On April 30, 1992 Lighting commenced an action by Verified Complaint against Blanchard and its managing partner, William C. Blanchard, in the Superior Court of New Jersey, Chancery Division, Morris County. By this Complaint, Lighting seeks injunctive and declaratory relief relating to Blanchard's attempted termination of the 1955 Lease Agreement, as well as compensatory and punitive damages for business torts, including tortious interference with Lighting's contract with a proposed subtenant with whom Lighting had signed a long-term sublease held in escrow and to which Blanchard had consented as Landlord.

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

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

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

      In the latest chapter of its ongoing suits, Blanchard repeated its theories that Lighting had not properly maintained and repaired the building. Blanchard cited in particular the allegedly excessive length of time required to repair substantial water damage to the building caused by freezing and burst plumbing which occurred as a result of a power outage during the winter of 1994. Blanchard also asserted that Lighting did not meet repair and maintenance obligations respecting grounds maintenance and removal of trash, principally containers deposited on the wooded area of the property by patrons of a nearby fast food restaurant. Blanchard also alleged, inter alia, that the property had been abandoned by Lighting; that Lighting had not made a proper effort to sublease the property; and that Lighting was not meeting on a full and timely basis other incidents of long-term ownership in that Lighting was late in delivering local property taxes assessed on the property. Lighting had appealed the property tax assessment, which appeal successfully reduced applicable property taxes by approximately 25%. Blanchard's complaint was amended during February 1996 to assert that Blanchard had no notice of Lighting's intention to extend its lease following its June 30, 1996 expiration.

      For its part, Lighting answered and counterclaimed against Blanchard, asserting repeated and willful breaches of the lease covenants of good faith and Lighting's right to quiet enjoyment of the premises which Lighting has paid for and duly occupied since 1955.

      Trial was conducted in Morristown, New Jersey over a three week period during May and June 1996. During October 1996, the presiding Superior Court Judge, The Honorable Kenneth C. MacKenzie, issued an opinion in which he found in favor of the Company on all claims with respect to the occupancy, maintenance, insurance, tax payment, repair and other related assertions by Blanchard. However, on the sole finding that Blanchard had not been given notice of Lighting's intent to extend the lease Judge MacKenzie ordered Lighting to vacate as of June 30, 1996. On April 18, 1997 Lighting filed notice of appeal of this element of Judge MacKenzie's Opinion. Lighting will also appeal Judge MacKenzie's finding that Blanchard acted in a commercially reasonable manner with respect to this lease and that punitive damages should not be awarded to Lighting. For its part, Blanchard has given notice of appeal of virtually every aspect of Judge MacKenzie's Opinion except Judge MacKenzie's finding on notification of intention to renew, which was favorable to Blanchard. Formal appellate briefs have not yet been

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

filed with the Superior Court of New Jersey, Appellate Division. The date by which such must be filed is expected to be during September 1997.

      Lighting has been advised that it has good cause for appeal and meritorious defenses against the appeals by Blanchard. Of course, there can be no assurance as to whether, and to what extent, appeals by Lighting or Blanchard may be successful

SUMMARY

      Having resolved several of the Company's long-standing litigation matters, but with other matters still in preliminary stages, at this time the liability of the Company and its subsidiaries alleged to be corporate successors to the former USRC cannot be reasonably estimated, nor does management believe at this time that ultimate liability is sufficiently likely to be viewed as "probable" or that an estimate of insurance proceeds can be made with any degree of certainty. For these reasons the Company has not made additional accruals for possible liability at this time. However, due to factors including the very substantial potential costs of remediation and the uncertainty of the final outcome of these matters, despite what the Company believes are meritorious defenses and claims, the Company may be materially adversely affected in the future even if there is no judicial funding of successor liability.

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

                              USR INDUSTRIES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (Unaudited)(Continued)

(11)  SELECTED QUARTERLY FINANCIAL DATA

      The following selected financial data is unaudited and summarizes the Company's operations on a quarterly basis:
                                                    1996
                                ------------------------------------------------
                                 March 31     June 30  September 30  December 31
                                ---------     -------  ------------  -----------
Net sales ...................   $ 314,085     290,503     317,373      311,917
Cost of sales ...............   $ 215,410     170,821     181,991      222,735
Selling, general and
  administrative expenses ...   $ 144,365     146,701     114,231      114,802
Net earnings (loss) .........   $ (39,404)    (19,321)     21,479      (14,335)
Net earnings (loss)
  per common share ..........   $   (0.04)      (0.02)       0.02        (0.01)

                                                    1995
                                ------------------------------------------------
                                 March 31     June 30  September 30  December 31
                                ---------     -------  ------------  -----------
Net sales ...................   $ 309,249     322,616     295,779      306,544
Cost of sales ...............   $ 215,474     183,388     149,036      267,102
Selling, general and
  administrative expenses ...   $ 109,040     159,909     189,386       39,634
Net earnings (loss) .........   $ (19,774)    (34,189)    (58,391)      (2,151)
Net earnings (loss)
  per common share ..........   $   (0.02)      (0.03)      (0.06)        0.00

                                                    1994
                                ------------------------------------------------
                                 March 31     June 30  September 30  December 31
                                ---------     -------  ------------  -----------
Net sales ...................   $ 286,363     361,225     304,855      293,851
Cost of sales ...............   $ 204,546     226,263     215,626      169,441
Selling, general and
  administrative expenses ...   $ 134,735     194,378     160,482       71,285
Net earnings (loss)
  before extraordinary
  item ......................   $ (64,708)    (71,207)    (82,820)      98,125
Net earnings (loss) .........   $(208,763)    (71,207)    (82,820)      98,125
Net earnings (loss)
  per common share ..........   $   (0.21)      (0.07)      (0.08)        0.10

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

                             USR INDUSTRIES, INC.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                           PAGE
                                                                           ----
(a)   1.    The following Consolidated Financial Statements are included in Part II, Item 8:

                  CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of
                  December 31, 1996 and 1995                                 16

                  Consolidated Statements of Operations for the
                  years ended December 31, 1996, 1995 and 1994               18

                  Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 1996 and 1995             19

                  Consolidated Statements of Cash Flows for the
                  years ended December 31, 1996, 1995 and 1994               20

                  Notes to Consolidated Financial Statements                 22

      2.    FINANCIAL STATEMENT SCHEDULES:

      All schedules are omitted because they are not applicable or the information is included in the financial statements and notes included herewith.

(b)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the Company's last fiscal quarter of 1996.

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

10.4 Restructuring Agreement between USR Lighting, Inc. and AeroPanel Corporation dated as of January 1, 1994. (Incorporated by reference to Exhibit 10.4 of Form 10-K for the year ended December 31, 1994.)

22.1  SUBSIDIARIES OF THE COMPANY (filed herewith).

                              USR INDUSTRIES, INC.
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           USR INDUSTRIES, INC.

 Date:      April 10, 1997                 By: /s/ RALPH T. MCELVENNY, JR.
                                           Ralph T. McElvenny, Jr.,
                                           Director, Acting Principal Executive,
                                           Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:       April 10, 1997                  By: /s/ STEPHEN B. AYCOCK
                                            Stephen B. Aycock,
                                            Director

Date:       April 10, 1997                  By: /s/ RALPH T. MCELVENNY, JR.
                                            Ralph T. McElvenny, Jr.,
                                            Director