Form 10-Q
period 1997-03-31
USR INDUSTRIES INC/DE/
filed 1997-08-19
CIK 316911

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                   OR

[  ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

      As of March 31, 1997, the Registrant had outstanding 994,655 shares of common stock, par value $1.00 per share.

                                CONTENTS
                                                            PAGE
                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

           Consolidated Balance Sheets ..................    3

           Consolidated Statements of Operations ........    5

           Consolidated Statements of Cash Flows ........    6

           Notes to Consolidated Financial Statements ...    8

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............    9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...............................   12

Item 6. Exhibits and Reports on Form 8-K ................   25

PART I.                        FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                          USR INDUSTRIES, INC.

                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                                    MARCH 31,       DECEMBER 31,
                                                      1997              1996
                                                   -----------      -----------
ASSETS
Current Assets:
  Cash and equivalents .......................     $     9,414      $    16,735
  Accounts receivable, net ...................         237,705          184,443
  Inventories ................................          38,251           39,540
  Prepaid expenses and other .................           3,333            7,331
                                                   -----------      -----------
       Total current assets ..................         288,703          248,049
                                                   -----------      -----------
Redeemable preferred stock, related party ....         116,247          144,372

Property, plant and equipment, at cost .......       1,692,113        1,692,113
     Less:  accumulated depreciation .........      (1,627,203)      (1,626,195)
                                                   -----------      -----------
                                                        64,910           65,918
                                                   -----------      -----------
Other ........................................           4,470            4,470
                                                   -----------      -----------
                                                   $   474,330      $   462,809
                                                   ===========      ===========

             See Notes to Consolidated Financial Statements
                              (Continued)

                          USR INDUSTRIES, INC.

                              (UNAUDITED)

                                                      MARCH 31,     DECEMBER 31,
                                                         1997           1996
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................   $   319,526    $   264,944
   Accrued expenses ..............................       429,865        469,451
                                                     -----------    -----------
        Total current liabilities ................       749,391        734,395
                                                     -----------    -----------
Long-term obligation under capital lease .........        53,417         53,635

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $1;
    3,500,000 shares authorized, 994,655 shares
    issued and outstanding at March 31, 1997
    and December 31, 1996 ........................       994,655        994,655
Additional paid-in capital .......................       365,461        365,461
Accumulated deficit ..............................    (1,688,594)    (1,685,337)
                                                     -----------    -----------
       Total stockholders' equity ................      (328,478)      (325,221)
                                                     -----------    -----------
                                                     $   474,330    $   462,809
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         1997            1996
                                                      ---------       ---------
Revenues:
  Net sales ....................................      $ 342,490       $ 314,085
  Rental income ................................         14,250          15,169
  Interest and other income ....................             60             130
                                                      ---------       ---------
       Total revenues ..........................        356,800         329,384
                                                      ---------       ---------
Costs and expenses:
  Cost of sales ................................        205,337         215,410
  Selling, general and administrative ..........        148,087         144,365
  Depreciation and amortization ................          1,008           2,513
                                                      ---------       ---------
       Total costs and expenses ................        354,432         362,288
                                                      ---------       ---------
Discount on early redemptions
  of redeemable preferred stock ................          5,625           6,500
                                                      ---------       ---------
Net loss .......................................      $  (3,257)      $ (39,404)
                                                      =========       =========
Net loss per common share ......................      $     --        $   (0.04)
                                                      =========       =========
Weighted average number of common
     shares outstanding ........................        994,655         994,655
                                                      =========       =========

             See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
Cash flows from operating activities:
  Net loss ...........................................    $ (3,257)    $(39,404)
  Adjustments to reconcile net loss to net
       cash used in operating activities:
    Depreciation and amortization ....................       1,008        2,513
    Discount on early redemptions
       of redeemable preferred stock .................       5,625        6,500
    Changes in components of working capital:
       (Increase) decrease in accounts
          receivable, net ............................     (53,262)     (63,408)
       (Increase) decrease in inventories ............       1,289       12,120
       (Increase) decrease in prepaid expenses
          and other ..................................       3,998         --
       Increase (decrease) in accounts payable .......      54,582       65,756
       Increase (decrease) in accrued expenses .......     (39,586)      (2,598)
                                                          --------     --------
       Net cash used in operating activities .........     (29,603)     (18,521)
                                                          --------     --------
Cash flows from investing activities:
       Redemptions of investment in
          redeemable preferred stock .................      22,500       26,000
                                                          --------     --------
       Net cash provided by investing activities .....    $ 22,500     $ 26,000
                                                          --------     --------

             See Notes to Consolidated Financial Statements
                              (Continued)

                              USR INDUSTRIES, INC.

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           1997          1996
                                                        --------       --------
Cash flows from financing activities:
  Payments of long-term lease obligations ........      $   (218)      $   (400)
                                                        --------       --------
Net cash used in financing
    activities ...................................          (218)          (400)
                                                        --------       --------
Net increase (decrease) in cash and
   equivalents ...................................        (7,321)         7,079
Cash and equivalents at beginning of
   period ........................................        16,735          4,794
                                                        --------       --------
Cash and equivalents at end of period ............      $  9,414       $ 11,873
                                                        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      There were no cash interest payments for the three months ended March 31, 1997 and 1996, respectively. Due to its substantial tax loss carryforward and operating losses, the Company was not required to make cash payments for federal income taxes during such periods.

             See Notes to Consolidated Financial Statements

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10-K of USR Industries, Inc. (the "Company") for the year ended December 31, 1996, which is incorporated herein by reference. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.

      The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements reflect all adjustments of a normal recurring nature which are necessary to present fairly the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)  CERTAIN TRANSACTIONS

      Effective February 13, 1985 Company stockholders considered and approved the sale of certain net assets of a subsidiary of the Company to AeroPanel Corporation ("AeroPanel") a newly formed corporation owned and managed by an officer and former personnel of the Company. In connection with its review and approval of the transaction, the Board of Directors of the Company received the written opinion of the investment banking group of Connecticut National Bank, a subsidiary of Hartford National Corporation, that the transaction would be fair, from a financial point of view, to the Company and its stockholders.

      In view of sudden and significant reductions in defense spending following the end of the Cold War and the subsequent curtailment or cancellation of military programs during the third quarter of 1993 the Company agreed to defer principal payments on certain notes receivable from AeroPanel and to forgive interest thereon from July 1, 1993 to September 1, 1994. In addition the Company required AeroPanel to raise substantial new financing as a condition to the possible restructuring or conversion of such notes. The Company's actions were deemed necessary and in the best interests of the Company. As of September 1, 1993 AeroPanel fulfilled the first performance milestone required by the Company by concluding a financing agreement with a commercial factor. The agreement provided up to $250,000 of cash financing available immediately to AeroPanel while granting the factor a senior security interest in AeroPanel's assets, as well as other independent security. Effective during the first quarter of 1994 AeroPanel fulfilled the second condition required by the Company by obtaining additional loan financing, subordinate to that provided by the factor, of up to $400,000 in total amount.

      After having successfully completed the performance milestones required by the Company, during the first quarter of 1994, the Company agreed to restructure certain notes and accounts receivable from AeroPanel and recognized a non-cash loss of approximately $144,000. The preferred stock is redeemable by AeroPanel prior to maturity at December 31, 2003 on a scheduled basis which provides an incentive discount for early redemption. At December 31, 2003, the preferred stock falls due and payable in full at par value. The schedule for early redemption provides an incentive discount of 25% from face value if preferred stock is redeemed by AeroPanel on or before December 31, 1995; 20% if redeemed on or before December 31, 1997; 15% if redeemed on or before December 31, 1999; 10% if redeemed on or before December 31, 2001; and 5% if redeemed before December 31, 2003.

      During the three months ended March 31, 1997 and 1996, AeroPanel made early redemptions of $28,125 and $32,500 in par value of preferred stock, respectively. Of course the ability of AeroPanel to continue to redeem its preferred stock, whether on an accelerated basis or at maturity at December 31, 2003, is dependent upon a number of factors beyond the control of the Company, including future developments in the aerospace and aircraft markets.

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

      As of March 31, 1997 the Company's working capital deficit was $460,688 and the ratio of current assets to current liabilities was 0.4 to 1.0 as compared to a working capital deficit of $486,346 and current ratio of 0.3 to
1.0 as of December 31, 1996. The Company evaluates its accounts receivable from time to time and provides an allowance against current operations for accounts deemed to be uncollectable. On an historical basis, the Company has not experienced any significant losses from the extension of credit to its customers.

      As a result of complex litigation and the settlements pertaining thereto, the Company has been required to bear very substantial legal and related administrative and travel expenses, as well as increasingly costly and difficult restrictions on its operations. While settlements of litigation and certain legal expenses for environmental and related claims during 1991 and 1992 were eventually caused to be paid directly by insurance carriers, the related direct and indirect costs and restrictions, particularly restrictions on the Company's ability to arrange equity financing, new debt agreements or lease financing so as to remove and replace antiquated production equipment, have badly damaged the Company. The combined effect of the foregoing have undermined the Company's ability to modernize and compete. For further discussion of environmental litigation matters, see Notes to Consolidated Financial Statements and Note 10 thereof contained in the Company's 1996 Annual Report on Form 10-K and Part II, Item 1 of this Quarterly Report on Form 10-Q.

      Under a Defense Agreement dated September 30, 1985 to which the Company, Safety Light Corporation ("Safety Light") and five primary insurance carriers are parties ("Defense Agreement"), certain of the Company's ongoing legal defense costs in the environmental litigation were assumed by such insurance carriers. However, payments by such carriers under the Defense Agreement do not cover either the direct or indirect costs to the Company of the litigation and, in any event, the Defense Agreement has been superseded to a substantial degree by subsequent litigation settlements. To the extent such Defense Agreement may still be in effect, it should be noted that the insurance carriers are defending "under reservation" of their absolute rights to deny all liability on the underlying claims and that certain of the insurance carriers under the 1985 Defense Agreement and that certain other insurance carries not party to the 1985 Defense Agreement have advised that they may refuse to further assist the Company unless compelled to do so by judicial means.

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

      Beginning during February 1991 the Company and Safety Light successfully negotiated individual settlement agreements with five primary insurance carriers and three excess insurance carriers. Settlement documents were executed covering the monies and releases to be exchanged between the parties. The insurance carriers paid $6,050,000 into separate trust accounts administered by parties unrelated to the Company. Substantially all such amounts were applied to settle lawsuits, as further described in Part II, Item 1 hereof (see Sections (a) and (b)). The Company also has settled matters described in such Part II, Item 1 hereof (Section (d)); other claims that may be covered under the various trust fund agreements; two claims against Safety Light; and insurance actions discussed in Part II, Item 1 hereof and Section (e) thereto. In January 1992 monies obtained under the initial installment were applied toward defense costs of matters described in Part II, Item 1 hereof (See Sections (f) and (g)). In January 1992, the Company and Safety Light negotiated a settlement agreement with an additional insurance carrier, pursuant to which the insurance carrier paid two installments, one of which was paid in February 1992 upon execution of all settlement documents and the other paid in January 1993. Monies have been placed into a separate trust account for the defense of matters described in
Part II, Item 1 hereof (Section (f) and (g)) and to a separate action naming the Company and Safety Light. On or about May 1992, the Company and Safety Light concluded a settlement agreement with three primary insurance carriers whereby the insureds will be reimbursed a total of seventy-five percent (75%) of legal costs and expenses incurred in the matter described in Section (f) of Part II, Item 1 hereof.

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

      Having resolved several of its long-standing litigation matters, but with new and different matters still in preliminary stages, at this time the liability of the Company and its subsidiaries alleged to be corporate successors to the former United States Radium Corporation ("USRC") cannot be reasonably estimated, nor at this time does management believe that ultimate liability is sufficiently likely to be viewed as "probable" or that an estimate of insurance proceeds can be made with any degree of certainty. Therefore, the Company has not made additional accruals for possible liability at this time. However, due to factors including the very substantial potential costs of remediation and the uncertainty of the possibilities of further settlements and of the ultimate outcome of these matters, despite what the Company and its counsel believe are meritorious defenses and claims, the Company may be materially adversely affected in the future even if there is no judicial finding of successor liability.

      The Company is of the opinion that if, in the future, there is any further material adverse development in such environmental litigation, the Company may be required to make additional asset sales and to file for protection from creditors under the federal bankruptcy statutes.

II.  RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 WITH THREE MONTHS ENDED MARCH 31, 1996.

      For the three months ended March 31, 1997 total revenues increased to $356,800 compared to $329,384 for the previous year quarter, a net increase of $27,416. Net sales from manufacturing for the three months ended March 31, 1997 were $342,490 as compared to $314,085 for the prior year quarter. Increased manufacturing sales of $28,405 were primarily due to increased shipping volumes rather than to increased price levels. The Company reported net rental income of $14,250 for the quarter ended March 31, 1997 as compared to $15,169 for the prior year quarter. The Company's rental income reflects sublease income to a subsidiary of the Company from a small commercial office property in Morristown, New Jersey.

      Cost of sales for the current quarter was $205,337 compared to $215,410 for the prior year quarter, a decrease of $10,073. Such decrease is primarily the result of changes in the Company's sales mix to products with lower relative material and overhead costs.

      Selling, general and administrative expenses for the three months ended March 31, 1997 were $148,087 compared to $144,365 for the prior year quarter. The Company includes its legal expenses for litigation in selling, general and administrative expenses as further discussed in Note 10 to the Consolidated Financial Statements contained in the Company's 1996 Annual Report on Form 10-K and Part II, Item 1 hereof. Depreciation and amortization expense decreased to $1,008 for the three months ended March 31, 1997 compared to $2,513 for the prior year three month period as a result of certain assets having become fully depreciated for financial reporting purposes.

      The Company recognized a discount on early redemptions of redeemable preferred stock of $5,625 for the three months ended March 31, 1997 compared to $6,500 for the prior year quarter as a result of the issuer of such stock exercising its right to redeem the stock at a discount prior to maturity.

      Primarily as a result of the foregoing factors, the Company reported a net loss of $3,257 for the three months ended March 31, 1997 compared to a net loss of $39,404 for the comparable quarter in 1996.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      (a) T&E INDUSTRIES, INC. On April 2, 1981 an action was commenced in the Superior Court of New Jersey, Essex County, by T & E Industries, Inc. naming USRC, the corporate predecessor to Safety Light as a defendant and alleging, inter alia, that property in Orange, New Jersey owned by the plaintiff suffers from contamination from certain radioactive materials allegedly deposited thereon by USRC during prior years. The litigation arises from operations conducted by USRC at the site during the years 1917 through 1925. Subsequent to the commencement of this action the complaint was amended to include the Company and certain of its wholly owned subsidiary corporations alleged to be corporate successors to the former USRC. The plaintiff seeks to compel remedial action as to alleged improper condition of the site and damages in unspecified amounts in compensation for alleged injury to its property and business as well as punitive damages.

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

      The EPA was further advised that, except for the multi-million dollar amounts won by the Company and set aside as above, the Company is presently unable to pay any additional costs for environmental claims. The Company has been advised that it may be eligible for legislative exception by reason of its limited ability to pay. Accordingly, the Company has made various filings and proposals to the EPA with a view towards establishing the Company's limited ability to pay. The EPA has not advised whether the EPA intends to accept the Company's application under the limited ability to pay exception. If it elects to do so, the EPA may file additional environmental litigation to add to the pending claims referenced herein.

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

      Beginning during February 1991 Safety Light and the Company successfully negotiated individual settlement agreements with all five primary insurance carriers and three excess insurance carriers. Settlement documents have been executed with all monies and releases to be exchanged between the parties. The insurance carriers paid $6,050,000 on behalf of the Company and Safety Light into separate trust accounts administered by parties unrelated to the Company, none of which amounts were received by the Company. These amounts were used to settle matters described in Section (a) and (b) of Part II, Item 1 hereof as well as various payments discussed in Section (d) of Part II, Item 1 hereof and approximately $229,000 of legal fees previously accrued by the Company. The remaining $672,000 in these trust accounts may be used solely to pay future costs and expenses in resolving the matters described in Section (c) and (d) as well as other claims that may be covered under the various trust fund agreements; two claims against Safety Light, and the prosecution of the Company's insurance actions discussed in Section (e) of Part II, Item 1 hereof. In January 1992, monies obtained under the initial installment were applied toward defense costs of matters described in Section (f) and (g).

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

      Trial was conducted in Morristown, New Jersey over a three week period during May and June 1996. During October 1996, the presiding Superior Court Judge, The Honorable Kenneth C. MacKenzie, issued an opinion in which he found in favor of the Company on all claims with respect to the occupancy, maintenance, insurance, tax payment, repair and other related assertions by Blanchard. However, on the sole finding that Blanchard had not been given notice of Lighting's intent to extend the lease Judge MacKenzie ordered Lighting to vacate as of June 30, 1996. On April 18, 1997 Lighting filed notice of appeal of this element of Judge MacKenzie's Opinion. Lighting will also appeal Judge MacKenzie's finding that Blanchard acted in a commercially reasonable manner with respect to this lease and that punitive damages should not be awarded to Lighting. For its part, Blanchard has given notice of appeal of virtually every aspect of Judge MacKenzie's Opinion except Judge MacKenzie's finding on notification of intention to renew, which was favorable to Blanchard. Formal appellate briefs have not yet been filed with the Superior Court of New Jersey, Appellate Division. The date by which such must be filed is expected to be during September 1997.

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

                                      USR INDUSTRIES, INC.

Date: May 14, 1997                    By:/s/ RALPH T. McELVENNY, JR.
                                          Ralph T. McElvenny, Jr.
                                          Acting Principal Executive,
                                          Financial and Accounting Officer