Form 10-Q
period 1997-06-30
USR INDUSTRIES INC/DE/
filed 1997-08-19
CIK 316911

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997


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

YES [ ] NO [X]

      As of June 30, 1997, the Registrant had outstanding 994,655 shares of common stock, par value $1.00 per share.

                                    CONTENTS

                                                                            PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            -   Consolidated Balance Sheets.......................             3

            -   Consolidated Statements of Operations.............             5

            -   Consolidated Statements of Cash Flows.............             7

            -   Notes to Consolidated Financial Statements........             9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........            10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.....................................            13

Item 6.     Exhibits and Reports on Form 8-K......................            27

                         PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              USR INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     JUNE 30,       DECEMBER 31,
                                                       1997             1996
                                                    -----------     ------------
ASSETS

Current Assets:
  Cash and equivalents .........................    $    36,190     $    16,735
  Accounts receivable, net .....................        254,789         184,443
  Inventories ..................................         34,306          39,540
  Prepaid expenses and other ...................           --             7,331
                                                    -----------     -----------
       Total current assets ....................        325,285         248,049
                                                    -----------     -----------
Redeemable preferred stock, related party ......        113,747         144,372

Property, plant and equipment, at cost .........      1,692,113       1,692,113
     Less:  accumulated depreciation ...........     (1,628,181)     (1,626,195)
                                                    -----------     -----------
                                                         63,932          65,918
                                                    -----------     -----------
Other ..........................................          4,470           4,470
                                                    -----------     -----------
                                                    $   507,434     $   462,809
                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements
                                   (Continued)

                              USR INDUSTRIES, INC.

                                   (UNAUDITED)

                                                        JUNE 30,    DECEMBER 31,
                                                          1997          1996
                                                       -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................  $   292,237   $   264,944
   Accrued expenses ................................      437,011       469,451
                                                      -----------   -----------
        Total current liabilities ..................      729,248       734,395
                                                      -----------   -----------
Long-term obligation under capital lease ...........       53,089        53,635

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $1;
    3,500,000 shares authorized,  994,655 shares
    issued and outstanding at June 30, 1997
    and December 31, 1996 ..........................      994,655       994,655
Additional paid-in capital .........................      365,461       365,461
Accumulated deficit ................................   (1,635,019)   (1,685,337)
                                                      -----------   -----------
       Total stockholders' equity ..................     (274,903)     (325,221)
                                                      -----------   -----------
                                                      $   507,434   $   462,809
                                                      ===========   ===========

                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended
                                                                June 30,
                                                        -----------------------
                                                          1997           1996
                                                        --------      ---------
Revenues:
  Net sales ......................................      $410,380      $ 290,503
  Rental income ..................................        14,250         14,250
  Interest and other income ......................           547            744
                                                        --------      ---------
       Total revenues ............................       425,177        305,497
                                                        --------      ---------
Costs and expenses:
  Cost of sales ..................................       226,962        170,821
  Selling, general and administrative ............       143,162        146,701
  Depreciation and amortization ..................           978          1,941
                                                        --------      ---------
       Total costs and expenses ..................       371,102        319,463
                                                        --------      ---------
Discount on early redemptions
  of redeemable preferred stock ..................           500          5,355
                                                        --------      ---------
Net income (loss) ................................      $ 53,575      $ (19,321)
                                                        ========      =========
Net income (loss) per common share ...............      $   0.05      $   (0.02)
                                                        ========      =========
Weighted average number of common
     shares outstanding ..........................       994,655        994,655
                                                        ========      =========

                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                          1997          1996
                                                        --------      ---------
Revenues:
  Net sales ......................................      $752,870      $ 604,588
  Rental income ..................................        28,500         29,419
  Interest and other income ......................           607            874
                                                        --------      ---------
       Total revenues ............................       781,977        634,881
                                                        --------      ---------
Costs and expenses:
  Cost of sales ..................................       432,299        386,231
  Selling, general and administrative ............       291,249        291,066
  Depreciation and amortization ..................         1,986          4,454
                                                        --------      ---------
       Total costs and expenses ..................       725,534        681,751
                                                        --------      ---------
Discount on early redemptions of
  redeemable preferred stock .....................         6,125         11,855
                                                        --------      ---------
Net income (loss) ................................      $ 50,318      $ (58,725)
                                                        ========      =========
Net income (loss) per common share ...............      $   0.05      $   (0.06)
                                                        ========      =========
Weighted average number of common
     shares outstanding ..........................       994,655        994,655
                                                        ========      =========

             See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Cash flows from operating activities:
  Net income (loss) ....................................   $ 50,318    $(58,725)
  Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
    Depreciation and amortization ......................      1,986       4,454
    Discount on early redemptions
       of redeemable preferred stock ...................      6,125      11,855
    Changes in components of working capital:
       (Increase) decrease in accounts
          receivable, net ..............................    (70,346)    (56,487)
       (Increase) decrease in inventories ..............      5,234        (521)
       (Increase) decrease in prepaid expenses
          and other ....................................      7,331        --
       Increase (decrease) in accounts payable .........     27,293      60,715
       Increase (decrease) in accrued expenses .........    (32,440)     (1,803)
                                                           --------    --------
       Net cash used in operating activities ...........     (4,499)    (40,512)
                                                           --------    --------
Cash flows from investing activities:
       Redemptions of investment in
          redeemable preferred stock ...................     24,500      47,420
       Additions to property, plant and
          equipment ....................................       --        (5,000)
                                                           --------    --------
       Net cash provided by investing activities .......   $ 24,500    $ 42,420
                                                           --------    --------

             See Notes to Consolidated Financial Statements
                                  (Continued)

                              USR INDUSTRIES, INC.

                                   (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1997           1996
                                                         --------       -------
Cash flows from financing activities:
  Payments of long-term lease obligations .........      $   (546)      $  (847)
                                                         --------       -------
Net cash used in financing
    activities ....................................          (546)         (847)
                                                         --------       -------
Net increase in cash and
   equivalents ....................................        19,455         1,061
Cash and equivalents at beginning of
   period .........................................        16,735         4,794
                                                         --------       -------
Cash and equivalents at end of period .............      $ 36,190       $ 5,855
                                                         ========       =======

Supplemental Disclosures of Cash Flow Information:

      There were no cash interest payments for the six months ended June 30, 1997 and 1996, respectively. Due to its substantial tax loss carryforward and operating losses, the Company was not required to make cash payments for federal income taxes during such periods.

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

                              USR INDUSTRIES,INC.

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

      During the six months ended June 30, 1997 and 1996, AeroPanel made early redemptions of $30,625 and $59,275 in par value of preferred stock, respectively. Of course the ability of AeroPanel to continue to redeem its preferred stock, whether on an accelerated basis or at maturity at December 31, 2003, is dependent upon a number of factors beyond the control of the Company, including future developments in the aerospace and aircraft markets.

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

      As of June 30, 1997 the Company's working capital deficit was $403,963 and the ratio of current assets to current liabilities was 0.4 to 1.0 as compared to a working capital deficit of $486,346 and current ratio of 0.3 to 1.0 as of December 31, 1996. The Company evaluates its accounts receivable from time to time and provides an allowance against current operations for accounts deemed to be uncollectable. On an historical basis, the Company has not experienced any significant losses from the extension of credit to its customers.

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

                              USR INDUSTRIES,INC.

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

                              USR INDUSTRIES,INC.

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

 II.  RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 WITH THREE MONTHS ENDED JUNE 30, 1996.

      For the three months ended June 30, 1997 total revenues increased to $425,177 compared to $305,497 for the previous year quarter, a net increase of $119,680. Net sales from manufacturing for the three months ended June 30, 1997 were $410,380 as compared to $290,503 for the prior year quarter. The increase of $119,877 is primarily a result of increased shipping volumes due to an acceleration of orders from the Company's major customer. The Company reported net rental income of $14,250 for each of the quarters ended June 30, 1997 and June 30, 1996. The Company's rental income reflects sublease income to a subsidiary of the Company from a small commercial office property in Morristown, New Jersey.

                              USR INDUSTRIES,INC.

      Cost of sales for the current quarter was $226,962 compared to $170,821 for the prior year quarter, an increase of $56,141. Such increase is primarily the result of the increased level of net sales from manufacturing.

      Selling, general and administrative expenses for the three months ended June 30, 1997 were $143,162 compared to $146,701 for the prior year quarter. The Company includes its legal expenses for litigation in selling, general and administrative expenses as further discussed in Note 10 to the Consolidated Financial Statements contained in the Company's 1996 Annual Report on Form 10-K and Part II, Item 1 hereof. Depreciation and amortization expense was $978 for the three months ended June 30, 1997 compared to $1,941 for the prior year three month period.

      The Company recognized a discount on early redemptions of redeemable preferred stock of $500 for the three months ended June 30, 1997 compared to $5,355 for the prior year quarter as a result of the issuer of such stock exercising its right to redeem the stock at a discount prior to maturity.

      Primarily as a result of the foregoing factors, the Company reported net income of $53,575 for the three months ended June 30, 1997 compared to a net loss of $19,321 for the comparable quarter in 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996.

      For the six months ended June 30, 1997 total revenues increased to $781,977 compared to $634,881 for the comparable prior year six month period, a net increase of $147,096. Net sales from manufacturing for the six months ended June 30, 1997 increased to $752,870 compared to $604,588 for the comparable prior year period. The increase of $148,282 primarily reflect increased shipping volumes due to an acceleration of orders from the Company's major customer. The Company reported net rental income of $28,500 for the six months ended June 30, 1997 compared to $29,419 for the comparable prior year period. The Company's rental income reflects sublease income to a subsidiary of the Company from a small commercial office property in Morristown, New Jersey.

      Cost of sales for the current six months was $432,299 compared to $386,231 for the comparable prior year period, an increase of $46,068. Such increase is primarily the result of the increased level of net sales from manufacturing. Selling, general and administrative expenses for the six months ended June 30, 1997 were $291,249 compared to $291,066 for the comparable prior year period. The Company includes its legal expenses for litigation in selling, general and administrative expenses as further discussed in Note 10 to Consolidated Financial Statements contained in the Company's 1996 Annual Report on Form 10-K and Part II, Item 1 hereof. Depreciation and amortization expense decreased to $1,986 for the six months ended June 30, 1997 from $4,454 for the comparable prior year period as a result of certain assets becoming fully depreciated for financial reporting purposes in the current year.

      The Company recognized a discount on early redemptions of redeemable preferred stock of $6,125 for the six months ended June 30, 1997 compared to $11,855

                              USR INDUSTRIES,INC.

for the comparable prior year period as a result of the issuer of such stock exercising its right to redeem the stock at a discount prior to maturity.

      Primarily as a result of the foregoing factors, the Company reported net income of $50,318 for the six month ended June 30, 1997 compared to a net loss of $58,725 for the comparable period in 1996.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

            (a) T&E INDUSTRIES, INC. On April 2, 1981 an action was commenced in the Superior Court of New Jersey, Essex County, by T & E Industries, Inc. naming USRC, the corporate predecessor to Safety Light, as a defendant and alleging, inter alia, that property in Orange, New Jersey owned by the plaintiff suffers from contamination from certain radioactive materials allegedly deposited thereon by USRC during prior years. The litigation arises from operations conducted by USRC at the site during the years 1917 through 1925. Subsequent to the commencement of this action the complaint was amended to include the Company and certain of its wholly owned subsidiary corporations alleged to be corporate successors to the former USRC. The plaintiff seeks to compel remedial action as to alleged improper condition of the site and damages in unspecified amounts in compensation for alleged injury to its property and business as well as punitive damages.

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

                              USR INDUSTRIES,INC.

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

                              USR INDUSTRIES,INC.

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

                              USR INDUSTRIES,INC.

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

                              USR INDUSTRIES,INC.

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

                              USR INDUSTRIES,INC.

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

                              USR INDUSTRIES,INC.

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

                              USR INDUSTRIES,INC.

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

                              USR INDUSTRIES,INC.

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

                              USR INDUSTRIES,INC.

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

                              USR INDUSTRIES,INC.

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

                              USR INDUSTRIES,INC.

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

                              USR INDUSTRIES,INC.

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

                                      USR INDUSTRIES, INC.

Date:       August 12, 1997        By:/s/ RALPH T. MCELVENNY, JR.
                                          Ralph T. McElvenny, Jr.
                                          Acting Principal Executive,
                                          Financial and Accounting Officer