Form 10-Q
period 1997-09-30
USR INDUSTRIES INC/DE/
filed 1997-11-20
CIK 316911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
     (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

      [_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ______________________ to _____________

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

YES [ ]              NO    [X]

      As of September 30, 1997, the Registrant had outstanding 994,655 shares of common stock, par value $1.00 per share.

                                    CONTENTS

                                                                            PAGE
PART I.     FINANCIAL INFORMATION

Item 1.           Financial Statements

            -   Consolidated  Balance Sheets..............................     3

            -   Consolidated Statements of Operations.....................     5

            -   Consolidated Statements of Cash Flows.....................     7

            -   Notes to Consolidated Financial Statements................     9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................    10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.............................................    14

Item 6.     Exhibits and Reports on Form 8-K..............................    27

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                              USR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1997             1996
                                                   -----------      -----------
ASSETS

Current Assets:
   Cash and equivalents ......................     $    18,383      $    16,735
  Accounts receivable, net ...................         241,361          184,443
  Inventories ................................          24,811           39,540

  Prepaid expenses and other .................            --              7,331
                                                   -----------      -----------


       Total current assets ..................         284,555          248,049
                                                   -----------      -----------
Redeemable preferred stock, related party ....         101,247          144,372

Property, plant and equipment, at cost .......       1,692,491        1,692,113
     Less:  accumulated depreciation .........      (1,629,537)      (1,626,195)
                                                   -----------      -----------
                                                        62,954           65,918
                                                   -----------      -----------
Other ........................................           4,470            4,470
                                                   -----------      -----------
                                                   $   453,226      $   462,809
                                                   ===========      ===========

                See Notes to Consolidated Financial Statements
                                   (Continued)

                              USR INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        1997            1996
                                                    -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................    $   252,588     $   264,944
   Accrued expenses ............................        455,027         469,451
                                                    -----------     -----------
         Total current liabilities .............        707,615         734,395
                                                    -----------     -----------
Long-term obligation under capital lease .......         52,976          53,635

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $1;
      3,500,000 shares authorized,
      994,655 shares issued and outstanding
      at September 30, 1997
      and December 31, 1996 ....................        994,655         994,655
   Additional paid-in capital ..................        365,461         365,461

   Accumulated deficit .........................     (1,667,481)     (1,685,337)
                                                    -----------     -----------
        Total stockholders' equity .............       (307,365)       (325,221)
                                                    -----------     -----------
                                                        453,226         462,809
                                                    ===========     ===========

                See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      --------------------------
                                                         1997             1996
                                                      ---------         --------
Revenues:
   Net sales .................................        $ 288,297         $317,373
   Rental income .............................           14,250           14,250

   Interest and other income .................               42               27
                                                      ---------         --------
       Total revenues ........................          302,589          331,650
                                                      ---------         --------
Costs and expenses:
   Cost of sales .............................          190,327          181,991
   Selling, general and
      administrative .........................          140,868          114,231

   Depreciation and amortization .............            1,356            1,949
                                                      ---------         --------
      Total costs and expenses ...............          332,551          298,171
                                                      ---------         --------
Discount on early redemptions
   of redeemable preferred stock .............            2,500           12,000
                                                      ---------         --------
Net income (loss) ............................        $ (32,462)        $ 21,479
                                                      =========         ========
Net income (loss) per common
     share ...................................        $   (0.03)        $   0.02
                                                      =========         ========
Weighted average number of
   common shares outstanding .................          994,655          994,655
                                                      =========         ========

                See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                        1997            1996
                                                     ----------       ---------
Revenues:
   Net sales .................................       $1,041,167       $ 921,961
   Rental income .............................           42,750          43,669

   Interest and other income .................              649             901
                                                     ----------       ---------
        Total revenues .......................        1,084,566         966,531
                                                     ----------       ---------
Costs and expenses:
   Cost of sales .............................          622,626         568,222
   Selling, general and
     administrative ..........................          432,117         405,297

   Depreciation and amortization .............            3,342           6,403
                                                     ----------       ---------
        Total costs and expenses .............        1,058,085         979,922
                                                     ----------       ---------
Discount on early redemptions
   of redeemable preferred stock .............            8,625          23,855
                                                     ----------       ---------
Net income (loss) ............................       $   17,856       $ (37,246)
                                                     ==========       =========
Net income (loss) per common
   share .....................................       $     0.02       $   (0.04)
                                                     ==========       =========
Weighted average number of
   common shares outstanding .................          994,655         944,655
                                                     ==========       =========

                See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        ------------------------
                                                         1997           1996
                                                        --------       --------
Cash flows from operating activities:
   Net income (loss) .............................      $ 17,856       $(37,246)
   Adjustments to reconcile net
       income (loss) to net cash used
       in operating activities:
   Depreciation and amortization .................         3,342          6,403
   Discount on early redemptions
       of redeemable preferred stock .............         8,625         23,855
   Changes in components of working
       capital:
      (Increase) decrease in accounts
        receivable, net ..........................       (56,918)       (53,686)
      (Increase) decrease in inventories .........        14,729            259
      (Increase) decrease in prepaid
         expenses and other ......................         7,331           --
      Increase (decrease) in accounts
         payable .................................       (12,356)       (31,978)
      Increase (decrease) in accrued
         expenses ................................       (14,424)          (189)
                                                        --------       --------
     Net cash used in operating
        activities ...............................       (31,815)       (92,582)
                                                        --------       --------
Cash flows from investing activities:
      Redemptions of investment in
         redeemable preferred stock ..............        34,500         95,420

      Additions to property, plant and
         equipment ...............................          (378)        (5,000)
                                                        --------       --------
      Net cash provided by investing
         activities ..............................      $ 34,122       $ 90,420
                                                        --------       --------

                See Notes to Consolidated Financial Statements
                                   (Continued)

                              USR INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                           1997          1996
                                                         --------       -------
Cash flows from financing activities:
   Payments of long-term lease obligations ........      $   (659)      $(1,265)
                                                         --------       -------
Net cash used in financing activities .............          (659)       (1,265)
                                                         --------       -------
Net increase (decrease) in cash and
   equivalents ....................................         1,648        (3,427)
Cash and equivalents at beginning of
  period ..........................................        16,735         4,794
                                                         --------       -------
Cash and equivalents at end of period .............      $ 18,383       $ 1,367
                                                         ========       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      There were no cash interest payments for the nine months ended September 30, 1997 and 1996, respectively. Due to its substantial tax loss carryforward and operating losses, the Company was not required to make cash payments for federal income taxes during such periods.

                See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10-K of USR Industries, Inc. ("Company") for the year ended December 31, 1996, which is incorporated herein by reference. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.

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

(2)  CERTAIN TRANSACTIONS

      Effective February 13, 1985 Company stockholders considered and approved the sale of certain net assets of a subsidiary of the Company to AeroPanel Corporation ("APC") a newly formed corporation managed and owned by former personnel and an officer of the Company. In connection with its review and approval of the transaction, the Board of Directors of the Company received the written opinion of the investment banking group of Connecticut National Bank, a subsidiary of Hartford National Corporation, that the transaction would be fair, from a financial point of view, to the Company and its stockholders.

      In view of sudden and significant reductions in defense spending following the end of the Cold War and the subsequent curtailment or cancellation of military programs during the third quarter of 1993 the Company agreed to defer principal payments on certain notes receivable from APC and to forgive interest thereon from July 1, 1993 to September 1, 1994. The Company also required APC to raise additional financing as a condition of the Company's agreement to the possible restructuring or conversion of such notes. The Company's actions as above, including the requirement that additional financing be obtained, were deemed necessary and in the best interests of the Company. As of September 1, 1993 APC fulfilled the first performance milestone required by the Company by concluding a financing agreement with a commercial factor. The agreement provided up to $250,000 of cash financing available immediately to APC while granting the factor a senior security interest in APC's assets, as well as other independent security. Effective during the first quarter of 1994 APC fulfilled the conditions required by the Company by obtaining additional loan financing, subordinate to that provided by the factor, of up to $400,000 in total additional amount.

      After having successfully completed the performance milestones required by the Company, during the first quarter of 1994 the Company agreed to restructure certain notes and accounts receivable from APC and recognized a non-cash loss of approximately $144,000. The preferred stock is redeemable by APC prior to maturity at December 31, 2003 on a scheduled basis which provides an incentive discount for early redemption. At December 31, 2003, the preferred stock falls due and payable in full at par value. The schedule for early redemption provides an incentive discount of 25% from face value if preferred stock is redeemed by APC on or before December 31, 1995; 20% if redeemed on or before December 31, 1997; 15% if redeemed on or before December 31, 1999; 10% if redeemed on or before December 31, 2001; and 5% if redeemed before December 31, 2003.

      During the nine months ended September 30, 1997 and 1996, APC made early redemptions of $43,125 and $119,275 in par value of preferred stock, respectively. Of course the ability of APC to continue to redeem its preferred stock, whether on an accelerated basis or at maturity at December 31, 2003, is dependent upon a number of factors beyond the control of the Company, including future developments in the aerospace and aircraft markets.

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

      As of September 30, 1997 the Company's working capital deficit was $423,060 and the ratio of current assets to current liabilities was 0.4 to 1.0 as compared to a working capital deficit of $486,346 and current ratio of 0.3 to
1.0 as of December 31, 1996. The Company evaluates its accounts receivable from time to time and provides an allowance against current operations for accounts deemed to be uncollectable. On an historical basis, the Company has not experienced any significant losses from the extension of credit to its customers.

      The Company and alleged predecessors have been named as defendants of complex "environmental" litigation. These stem from the alleged transportation and processing of naturally occurring ores bearing radium around or before the era when Teddy Roosevelt was President. In connection with such litigation and settlements pertaining thereto the Company has been required to bear very substantial legal and related administrative and travel expenses, as well as increasingly costly and difficult restrictions on its operations, particularly on its ability to raise equity capital or to obtain bank financing. While the Company has won substantial settlements of litigation, and certain legal expenses for environmental and related claims during 1991 and 1992 were eventually paid directly by insurance carriers, the related direct and indirect costs and restrictions, particularly restrictions on the Company's ability to arrange equity financing, new debt agreements or lease financing so as to remove and replace antiquated production equipment, have badly damaged the Company. The combined effect of the foregoing have undermined the Company's ability to modernize and compete. For further discussion of environmental litigation matters, see Notes to Consolidated Financial Statements and Note 10 thereof contained in the Company's 1996 Annual Report on Form 10-K and Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

II.   RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 WITH THREE MONTHS ENDED SEPTEMBER 30, 1996.

      For the three months ended September 30, 1997 total revenues decreased to $302,589 compared to $331,650 for the previous year quarter, a net decrease of $29,061. Net sales from manufacturing for the three months ended September 30, 1997 were $288,297 as compared to $317,373 for the prior year quarter. The decrease of $29,076 is primarily a result of decreased shipping volumes. The Company reported net rental income of $14,250 for each of the quarters ended September 30, 1997 and September 30, 1996. The Company's rental income reflects sublease income to a subsidiary of the Company from a small commercial office property in Morristown, New Jersey.

      Cost of sales for the current quarter was $190,327 compared to $181,991 for the prior year quarter, an increase of $8,336. Such increase is primarily the result of changes in the Company's sales mix which resulted in products with higher relative material and overhead costs.

      Selling, general and administrative expenses for the three months ended September 30, 1997 were $140,868 compared to $114,231 for the prior year quarter. The Company includes its legal expenses for litigation in selling, general and administrative expenses as further discussed in Note 10 to the Consolidated Financial Statements contained in the Company's 1996 Annual Report on Form 10-K and Part II, Item 1 hereof. Depreciation and amortization expense was $1,356 for the three months ended September 30, 1997 compared to $1,949 for the prior year three month period.

      The Company recognized a discount on early redemptions of redeemable preferred stock of $2,500 for the three months ended September 30, 1997 compared to $12,000 for the prior year quarter as a result of the issuer of such stock exercising its right to redeem the stock at a discount prior to maturity.

      Primarily as a result of the foregoing factors, the Company reported a net loss of $32,462 for the three months ended September 30, 1997 compared to net income of $21,479 for the comparable quarter in 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996.

      For the nine months ended September 30, 1997 total revenues increased to $1,084,566 compared to $966,531 for the comparable prior year nine month period, a net increase of $118,035. Net sales from manufacturing for the nine months ended September 30, 1997 increased to $1,041,167 compared to $921,961 for the comparable prior year period. The increase of $119,206 primarily reflect increased shipping volumes due to an acceleration of orders from the Company's major customer. The Company reported net rental income of $42,750 for the nine months ended September 30, 1997 compared to $43,669 for the comparable prior year period. The Company's rental income reflects sublease income to a subsidiary of the Company from a small commercial office property in Morristown, New Jersey.

      Cost of sales for the current nine months was $622,626 compared to $568,222 for the comparable prior year period, an increase of $54,404. Such increase is primarily the result of the increased level of net sales from manufacturing. Selling, general and administrative expenses for the nine months ended September 30, 1997 were $432,117 compared to $405,297 for the comparable prior year period. The Company includes its legal expenses for litigation in selling, general and administrative expenses as further discussed in Note 10 to Consolidated Financial Statements contained in the Company's 1996 Annual Report on Form 10-K and Part II, Item 1 hereof. Depreciation and amortization expense decreased to $3,342 for the nine months ended September 30, 1997 from $6,403 for the comparable prior year period as a result of certain assets becoming fully depreciated for financial reporting purposes in the current year.

      The Company recognized a discount on early redemptions of redeemable preferred stock of $8,625 for the nine months ended September 30, 1997 compared to $23,855 for the comparable prior year period as a result of the issuer of such stock exercising its right to redeem the stock at a discount prior to maturity.

      Primarily as a result of the foregoing factors, the Company reported net income of $17,856 for the nine month ended September 30, 1997 compared to a net loss of $37,246 for the comparable period in 1996.

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

      By order dated November 21, 1990, the Licensing Board granted a joint motion to hold the NRC proceeding in abeyance until January 21, 1991, to enable the NRC Staff to issue Demands for Information to USR Industries, Inc. and Safety Light regarding NRC decommission funding requirements found in 10 C.F.R. ss.30.35. On January 7, 1991, the NRC Staff issued the Demand foR Information to the Company. The Company responded on February 7, 1991. On January 22, 1991, the NRC Staff and the Company filed a second joint motion to hold the NRC proceeding in abeyance until March 4, 1991, to enable the staff to complete its review. On March 4, 1991, the NRC Staff again moved to stay action.

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

      Trial was conducted in Morristown, New Jersey over a three week period during May and June 1996. During October 1996, the presiding Superior Court Judge, The Honorable Kenneth C. MacKenzie, issued an opinion in which he found in favor of the Company on all claims with respect to the occupancy, maintenance, insurance, tax payment, repair and other related assertions by Blanchard. However, finding that Blanchard had not been given notice of Lighting's intent to extend the lease, Judge MacKenzie ordered Lighting to vacate as of June 30, 1996. On April 18, 1997 Lighting filed notice of appeal of this element of Judge MacKenzie's Opinion. Lighting also intends to appeal Judge MacKenzie's finding that Blanchard acted in a commercially reasonable manner with respect to this lease and that punitive damages should not be awarded to Lighting. For its part, Blanchard has given notice of appeal of virtually every aspect of Judge MacKenzie's Opinion except Judge MacKenzie's finding on notification, which was favorable to Blanchard. Due to apparent confusion as to the manner by which Lighting's counsel filed this appeal, formal appellate briefs have not yet been permitted to be filed with the Superior Court of New Jersey, Appellate Division.

      Lighting has been advised by counsel that it has good cause for appeal and meritorious defenses against the appeals by Blanchard. Of course, there can be no assurance as to whether, and to what extent, appeals by Lighting or Blanchard may be successful. In response to Lighting's requests for information on the status of such appeal, counsel for Lighting has informed Lighting that he will file a motion for declaration and reinstatement of the appeal by Friday November 21, 1997.

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

      The legal costs both to defend and to prosecute the above litigation and related contingent items have been and are expected to be material in amount. If the Company is not successful in its pursuit of additional payments or settlements from its insurance carriers, management believes it most unlikely that current operations can generate sufficient working capital to enable the Company to continue a strong legal defense, modernize it facilities, and that as a result it will be unable to sustain operations.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties. The Company believes that its employees, stockholders and itself have been unfairly and wrongfully subjected to theories of retroactive liability springing from alleged events dating back to the turn of the century and the era before World War I. The Company believes that the actions complained of were legal and, moreover, that they were in accord with the accepted knowledge and practice of their time.

      In light of the foregoing, the Company intends to advise its attorneys for these matters that, unless comprehensive settlements can be reached with the various governmental and prime litigants by a date certain during calendar 1998, the Company will file under the bankruptcy laws. The Company believes that this step could promote resolution of claims. Among other things, such action could provide unified jurisdiction of a single federal bankruptcy Judge as opposed to seemingly interminable disputes and differences between various federal and state governmental agencies.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

             None.

        (b) Reports on Form 8-K None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           USR INDUSTRIES, INC.


Dated:      November 18, 1997             By:/S/RALPH T. MCELVENNY, JR.
                                                Ralph T. McElvenny, Jr.
                                                Acting Principal Executive,
                                                Financial and Accounting Officer