Form 10-K405
period 1997-12-31
USR INDUSTRIES INC/DE/
filed 1998-04-21
CIK 316911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1998, there were outstanding 994,655 shares of the Registrant's Common Stock, $1.00 par value, and the aggregate market value held by non-affiliates was approximately $20,000.

DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III, Items 10, 11, 12 and 13 is expected to be filed by August 15, 1998.

                                     1 of 45

                              USR INDUSTRIES, INC.

                                     PART I
ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

      USR Industries, Inc. (the "Company") was established in Delaware in 1980 as a holding corporation owning diversified small manufacturing interests. At the time of its formation, the Company's principal business lines were held through wholly-owned subsidiary corporations into which were contributed various divisional operations of the former United States Radium Corporation ("USRC"). In connection with the establishment of the Company, USRC was merged into a newly formed subsidiary of the Company and the respective assets and liabilities of former divisional operations of USRC were assumed by separate, wholly-owned subsidiaries of the Company. Thereafter, to more closely reflect its business as primarily a manufacturer of safety lighting products, USRC changed its name to Safety Light Corporation ("Safety Light"). In 1982 the Company sold all of the common stock ownership it had held in Safety Light to a group led by Safety Light management personnel.

      The Company's current operations consist primarily of the support and development of the specialty metals business of its subsidiaries, USR Metals, Inc. and MultiMetal Products Corporation, which are located in Bloomsburg, Pennsylvania. Also, very significant management time and corporate resources must be devoted to the conduct of so-called "environmental litigation" which largely arises from events alleged to have occurred nearly a century ago. The scope of such litigation has frustrated and made moot the Company's former plans to pursue its own growth and corporate development pursuant to its plans for asset redeployment as previously announced.

      The Company's financial resources and personnel levels have been reduced to effective bankruptcy levels as a result of the direct and indirect costs of such litigation and related regulatory proceedings. The Company's common stock is not listed on a stock exchange for trading and the Company is advised that there is no bid regularly reported for the Company's common stock. Litigation and related proceedings involving the Company is further described in Notes to Consolidated Financial Statements and Note 8 thereof.

      At the plant level, the Company's remaining manufacturing operations generally show positive cash flow on a current operating basis. Manufacturing operations contribute towards payment of legal expenses; administrative and other parent company overhead costs such as accounting, tax, secretarial and management; certain maintenance expenses; remediation costs; and other ongoing regulatory costs. The Company's legal costs include particularly the direct and indirect costs of ongoing environmental and insurance litigation, other regulatory matters and other litigation. The Company has been badly damaged by the costs of having been ensnared in so-called environmental litigation arising from events alleged to have occurred nearly a century ago. As a result, the Company has been required to conduct material legal actions on both offensive and defensive fronts simultaneously. The Company believes however, that its offensive litigation against more than a dozen major insurance companies for insurance coverage, payment of its defense costs and other relief have allowed the Company's survival to date.

      At the same time that it was bearing the costs to defend itself, the Company brought offensive legal actions against more than a dozen insurance carriers and won multi-million dollar settlements. Proceeds from these settlements have in turn provided the basis for settlements with the private sector plaintiffs and governmental agencies which have asserted regulatory, enforcement and other claims against the Company. However, the costs to the Company to initiate and carry forward such legal actions, simultaneously litigating against insurance carriers and defending itself from claims by individuals, corporations, class actions, and state and federal agencies, have greatly damaged the Company. In addition to direct legal costs the Company has had to bear financial, administrative and managerial costs for site monitoring, remediation and other programs. As a result, the Company has suffered substantial overall losses for more than ten years. Moreover, although the Company has settled much of the long-standing litigation other pending claims threaten to further damage or extinguish the Company.

      After filing litigation, the Company and Safety Light engaged in negotiations with their respective insurance carriers. The first significant insurance settlement was agreed to during 1985. (See paragraph (e) of Note 8 to the Consolidated Financial Statements). After further years of litigation, during 1991 certain insurance carriers entered into settlement agreements which obligated them to fund separate accounts established in connection with the environmental matters. Other insurance carriers, however, refused to settle. The Company and Safety Light continued to pursue litigation against these non-settling carriers.

      Years before any environmental claims were asserted or Congress adopted statutes providing unlimited retroactive liability in environmental litigation, the business lines of USRC had been buffeted by negative trends and a deteriorating economic climate. During the late 1960s and 1970s, foreign competition against several important sectors of United States industry increased dramatically. The domestic American automotive and consumer electronics industries, particularly the color television and wristwatch industries which had been the primary customers of USRC for many years, were severely damaged. Often the foreign companies enjoyed political, financial and public support from their governments, while similar support was not available to American companies. In response, much of the former U.S.-based domestic television, watch and consumer electronics business literally moved their production and jobs outside the United States.

      In view of the foregoing, there is substantial doubt about the Company's ability to continue as a going concern. The Company could be required to seek protection from its creditors under the bankruptcy statutes.

      DEVELOPMENTS IN U.S. ECONOMY. Particularly during the 1960s and 1970s foreign companies increased their sales into several basic American markets which had constituted the Company's customer base. Hundreds of thousands of American jobs were lost, and America's industrial base was undercut. Major production facilities were closed, great numbers of American jobs in basic manufacturing industries were lost and expansion of existing plants was moved overseas. USRC's principal domestic customer base, the consumer electronics and automotive industries, were severely damaged. USRC's principal customers, the American color television, wristwatch, automobile and decorative metals manufacturers, were damaged and had to cut back their domestic business operations. In turn USRC's business as a supplier to these markets was significantly reduced, and its principal business lines became more intensely price competitive and were driven towards marginal profitability or losses. Foreign producers in Europe and Asia, whose export businesses and capital expenditure programs often were subsidized or otherwise supported by their home governments, were able to combine modern manufacturing equipment with lower-cost labor, improved worldwide delivery systems and more realistic legal systems. As a result foreign manufacturers delivered goods of increasing quality into America at highly competitive prices.

      USRC'S SALE OF DIVISION IN 1978. By the mid-1970s the management of USRC recognized that the principal businesses of USRC were not likely to return to their earlier levels of volume or profitability. By 1978 cumulative financial pressures had forced USRC to sell the assets of a principal operating division, the Medical Products Division, in order to deal with debt payments and liquidity needs. In 1978, USRC sold the assets of its Medical Products Division to the GAF Corporation, a large chemical company headquartered in New Jersey. Sale of this business line was the first of several sales necessary to repay debt and maintain necessary liquidity.

      FORMATION OF NEW HOLDING CORPORATION. Management took steps to reposition assets into business sectors believed to offer more promise then did the domestic color TV, watch, and metal fabricating business lines. USR Industries, Inc. was formed in 1980 as a holding corporation. Its business objectives emphasized diversification into the financial services, natural resources and real estate sectors which were believed to offer improved long-term potential. The Company announced that it intended to gradually diversify from manufacturing operations dependent upon sales to segments of American business which appeared to be in decline.

      Through the 1980s the Company continued gradual divestiture of manufacturing sector operations dependent on declining U.S. markets. Following the 1978 sale of assets of the Medical Product Division to GAF Corporation as above, in 1982 the Company sold certain net assets of USR Chemical Products, Inc. ("Chemicals") to Mitsubishi Chemical Industries Limited of Japan ("Mitsubishi"). At that time Chemicals was the Company's largest subsidiary operation. However, it was competing to sell to a customer base of color television manufacturers who were steadily leaving the U.S. The business of the Company's Chemicals subsidiary tended to be cyclical, capital intensive and vulnerable to competition from foreign companies which were better supported by their own governments such as Mitsubishi of Japan and Hoescht AG of Germany.

      The Company believed it had to diversify from dependence on customers whose businesses were being driven out of the U.S. Accordingly, the Company repositioned its asset profile through divestitures of certain business lines and the purchase of interests in other sectors, including financial services, real estate and natural resources. Following is a summary of such transactions.

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

      During 1987, the Company purchased a limited partnership interest in a commercial office building located in Houston, Texas. Thereafter, as the Company fell under increasing financial pressures arising from environmental and insurance litigation the Company negotiated non-cash settlements of legal bills and ongoing administrative expenses related to litigation by using such limited partnership interests as consideration in lieu of cash payments.

     For further discussion of environmental, insurance and other litigation, see Notes to Consolidated Financial Statements and Note 8 thereof.

      NATURAL RESOURCES. During 1983 the Company established an ownership interest in the natural resources sector through the purchase of a common stock interest in Pinnacle Petroleum, Inc. ("Pinnacle"), a small, publicly-held oil and gas exploration and production company. Thereafter Pinnacle expanded its scope of operations by merger transactions with other small, publicly-traded energy companies, including Spur Petroleum, Inc., Amarillo, Texas; Regal Petroleum, Ltd. and V-Mc Operating Company, Denver, Colorado; and Golden Oil Company ("Golden Oil"), Tulsa, Oklahoma. The success of the foregoing transactions was undermined by the sudden worldwide collapse of oil prices and severe depression which spread throughout the independent oil and gas industry during the 1990s. As a result of world market and political conditions oil prices fell from historic highs of around $36 per barrel to depression era lows of around $10 per barrel, and the value of the Company's ownership interest in the natural resource sector declined.

      Meanwhile, increasing environmental and related insurance and other litigation combined with the erosion of traditional U.S.-based markets caused intensified pressure on the Company. The Company was forced to continue to sell divisional assets, thereby extending the cause and effect pattern first begun in the mid-1970s with the collapse of the domestic U.S. television manufacturing and consumer electronics industries. New litigation arose based on new legal theories of retroactive liability contained in legislation passed by Congress in the early 1980s and thereafter vastly expanded by "activist" judicial interpretation. With its traditional markets eroding and its major customer base moving out of the United States, the Company faced a choice between retaining its remaining core manufacturing operation in Bloomsburg, Pennsylvania or divesting its remaining interests in common stock in the natural resources sector. The Company chose to divest such stock through a rights offering made available on the same terms to all Company shareholders.

      For further discussion of environmental, insurance and other litigation, see Notes to Consolidated Financial Statements and Note 8 thereof.

      OTHER. In connection with plans to redeploy assets, the Company also proposed to sell certain assets of its USR Lighting, Inc. subsidiary primarily in order to diversify from a single-product business which was heavily defense related. Effective February 13, 1985 certain net assets of Lighting were sold to AeroPanel Corporation ("AeroPanel") a newly formed corporation principally owned by an officer of the Company and managed by former Company employees. In connection with its review and approval of the transaction, the Company's Board of Directors did not authorize the transaction until it had received the written opinion of the investment banking group of Connecticut National Bank, a subsidiary of Hartford National Corporation, that the transaction would be fair, from a financial point of view, to the Company and its stockholders.

Such sale was duly approved and ratified by Company shareholders at a Meeting held March 7, 1986.

NARRATIVE DESCRIPTION OF BUSINESS

      Currently the Company's business primarily involves the support of its ownership interests in its specialty metals business and management of both the offensive and defensive litigation involving the Company.

      CONTINUING MANUFACTURING OPERATIONS. USR Metals, Inc. and MultiMetal Products Corporation (such companies being together referred to herein as "Metals") continue to own and operate the Company's interest in the manufacturing sector. Metals specializes in the custom fabrication of specialty dials and in the anodizing treatment of metals. Metals' specialty dials are used as components for clocks and timers for automotive and consumer applications, and are marketed through direct sales and independent sales representatives. Generally, Metals' products are fabricated and marketed on a quoted fixed-price basis. The principal raw materials used are aluminum, steel, plastics and paints. Raw materials are available from several commercial sources, and Metals has experienced no significant difficulties in obtaining supplies for its ongoing business operations. Metals holds patents, trademarks or licenses as deemed advisable in connection with its activities, but does not believe that its operations are materially dependent thereon. Metals' services include various fabricating, finishing and decorating processes.

      Metals competes against a substantial number of small specialty companies, many of which have sales and financial resources exceeding those of Metals. Price, customer service and product performance are believed important in marketing products manufactured by Metals. Price competition is very intense, and requires the purchase of higher volume production machinery to lower Metals' cost per unit. Metals' business is dependent on sales to a limited number of customers. During 1997, sales to two customers constituted approximately 46% and 23%, respectively, of total revenues. During 1996, sales to two customers constituted approximately 54% and 15%, respectively, of total revenues. During 1995, sales to two customers constituted approximately 57% and 18%, respectively of total revenues. No other single customer accounted for more than 10% of such sales in the respective years.

      Substantially all product development programs of Metals' specialty dial business are undertaken by Metals at its expense. Due to the severe pressures resulting directly and indirectly from environmental litigation and related matters, resources available for capital expenditures have been severely limited or extinguished. Under a settlement with the United States Nuclear Regulatory Commission ("NRC") respecting the Bloomsburg, Pennsylvania site where Metals is a tenant, Metals is not authorized to move existing equipment off the site without first applying for and obtaining permission from the NRC. In view of such NRC requirements as well as Environmental Protection Agency ("EPA") involvement through lawsuits, negotiations and publicity it appears unlikely that independent investors will provide funds needed to finance modernization of Metals' production equipment or make any equity investment in Metals.

      During the last three years through December 31, 1997, expenses for research, development and engineering for the Company's continuing operations, including salaries and other expenses of personnel employed on a regular basis in such work, were primarily connected with Metals' custom anodizing operations and are estimated as approximately $30,000 per year. Various activities of Metals are subject to federal, state or local regulation with regard to environmental impact. Operations conducted by Metals have received all certificates from regulatory agencies necessary to operate Metals' manufacturing equipment in the normal course of business. Currently, the Company is defending litigation in which substantial claims for alleged environmental injury are being asserted against it and Metals. Such claims arise from allegations as to operations of USRC many decades ago in the era of World War I and to the period following World War II.

      For further discussion of environmental regulations and litigation, see Notes to Consolidated Financial Statements and Note 8 thereof.

      EMPLOYEES. The Company and its consolidated subsidiaries employed 30 persons on a full-time basis as of December 31, 1997. In addition, the Company regularly employs part-time personnel and outside professionals who provide accounting, legal and other services.

      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Metals is engaged in custom anodizing, fabrication and distribution of metal products and specialty dials. It had no export sales during the last three years.

ITEM 2.  PROPERTIES

      The Company leases approximately 3,500 square feet of space for its principal management and accounting offices located in a commercial office building at 550 Post Oak Boulevard, Suite 545, Houston, Texas 77027 having approximately 55,000 net rentable square feet. Such space is under a lease term which extends through December 31, 2002.

      Metals' manufacturing facility is located in Bloomsburg, Pennsylvania where Metals currently leases from the owner, Safety Light, approximately 10,000 square feet of space under a lease with renewals through March 31, 2007.

      During 1980, a lease covering administrative offices in Morristown, New Jersey formerly leased by the Company and having approximately 7,000 square feet of office space was assigned to Lighting, which subleased the premises to an unrelated third party subtenant for an initial term of five years with an optional five year extension, which was exercised by the subtenant. Upon expiration of the former subtenant's lease extension in September 1990, the subtenant dissolved its business operations and did not extend its lease. For over half a decade thereafter, Lighting was unable to sublease its space. In August 1995, Lighting executed a new sublease covering approximately one-half of the available space, for a seven-year initial term through October 31, 2002. The property, which was built in 1955 by its owner, Blanchard Construction Company ("Blanchard") using long-term "credit-lease" financing provided by USRC, has been the subject of continuing litigation with Blanchard for many years.

      Using financing under the long-term "credit lease" provided by USRC as above, Blanchard constructed the building in 1955. Relationships between USRC and Blanchard remained cordial and productive for some twenty years until the death of Mr. Blanchard, Sr. and succession to Blanchard management of family heirs, at which time virtually continual litigation ensued. Such litigation has the common theme that Blanchard tries different theories before different local Judges aimed at breaking Lighting's long-term lease so that Blanchard can dispossess its tenant early and seize control of the premises. For further description of litigation with Blanchard, see Item 3 ("Legal Proceedings") below and Notes to Consolidated Financial Statements and Note 8 thereof.

      Management of the Company and its respective subsidiaries are of the opinion that the principal properties owned or leased thereby are adequate for their present needs and are adequately protected against insurable risks customary to their respective industries.

ITEM 3.  LEGAL PROCEEDINGS

      The Company and its subsidiary corporations continue to defend litigation and related proceedings in which substantial claims for alleged environmental damages are being asserted. Plaintiffs include both private parties and governmental regulatory bodies. At the same time the Company also is pursuing offensive claims against its insurance carriers to determine their responsibility for insurance coverages and their obligations to assist in defense of their insureds.

      Legal proceedings involve claims by private sector parties and by governmental agencies. Many of the private sector claims have been settled. The principal private sector party actions are described in Note 8 to the Consolidated Financial Statements. The primary regulatory proceedings are actions by the EPA and by the NRC, further described in Note 8 to the Consolidated Financial Statements. Also, the Company is a plaintiff in actions against certain insurance companies which have been settled in part. These are discussed in Note 8 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" below.

      During April 1992 Blanchard, owner of a commercial office property located in Morristown, New Jersey leased by a subsidiary of the Company under a "credit lease" entered in 1955, instituted an action against Lighting for summary dispossession. Blanchard has made formal legal claims for dispossession three times during the last ten years and has communicated to potential subtenants that litigation was active between Blanchard as landlord and Lighting as tenant, and that any sublease negotiated by Lighting would remain subject to the approval of Blanchard and to the outcome of Blanchard's litigation. For over a decade Blanchard was permitted by the local courts to maintain virtually continuous lawsuits. Lighting's costs were increased to prohibitive levels, as Blanchard used the local "litigation lottery" in the hopes of coming before a sympathetic local judge. During 1994, only thirteen days following final affirmation by the New Jersey Supreme Court against Blanchard's most recent previous claims, Blanchard started new litigation on the local Superior Court level, again seeking to dispossess Lighting. This local Superior Court proceeding resulted in the trial judge finding for Blanchard on one technical issue of the lease on which basis the court granted Blanchard possession effective February 1, 1997. Lighting instructed counsel to file Notice of Appeal which Notice is anticipated to be reviewed by the Appellate Division of the State of New Jersey during May 1998. For further discussion see Note 8 to Consolidated Financial Statements.

      Beginning during February 1991 the Company and Safety Light successfully negotiated individual settlement agreements with five primary insurance carriers and three excess insurance carriers. In January 1992 the Company and Safety Light negotiated a settlement agreement with an additional insurance carrier. Monies obtained under the initial installment thereunder have been applied in part toward payment on settlement and defense of the environmental matters. Monies obtained under the second and final installment will be applied toward the NRC claims further discussed in Note 8 to the Consolidated Financial Statements. For information relating to this and additional legal proceedings, see Notes to Consolidated Financial Statements and Note 8 thereof.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted for vote by security holders during the fourth quarter of 1997.

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company's common stock is effectively at bankruptcy levels, and is not listed for trading on a regular exchange. For each of the quarterly periods within the two years ended December 31, 1997, the transfer agent reported that there was no regular open market bid for the Company's common stock.

      No cash dividends were declared or paid during the two year period ended December 31, 1997, and management believes it unlikely that the Company will pay dividends in the future. At March 1, 1998 there were approximately 1,150 holders of record of the Company's common stock.

ITEM 6.    SELECTED FINANCIAL DATA.

      The following selected financial information has been derived from, and is qualified by reference to and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein, except that data relating to the fiscal years ended December 31, 1994 and 1993 has been derived from previously published financial statements.

                                            YEARS ENDED DECEMBER 31,
                                -----------------------------------------------
                                    (in thousands, except per share amounts)
                                  1997      1996      1995      1994      1993
                                -------    ------    ------    ------    ------
Revenues ....................   $ 1,506     1,293     1,234     1,291     1,258

Net loss ....................   $   (10)      (52)     (115)     (265)     (396)

Net loss per
  common share ..............   $  (.01)     (.05)     (.12)     (.26)     (.40)

Total assets ................   $   416       463       580       765       883

Total current liabilities ...   $   696       734       799       868       720

Long-term obligations .......   $    55        54        55        56        57

Stockholder equity ..........   $  (335)     (325)     (274)     (159)      106

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

      As of December 31, 1997 the Company had a working capital deficit of $431,042 and the ratio of current assets to current liabilities was 0.4 to 1.0 versus a working capital deficit of $486,346 and a current ratio of 0.3 to 1.0 as of December 31, 1996. The Company evaluates its accounts receivable from time to time and provides an allowance against current operations for accounts deemed to be uncollectable. On a historical basis the Company has not experienced any significant losses from the extension of credit to its customers.

      As a result of complex environmental and related litigation and the settlements pertaining thereto, and to some further extent as a result of real estate litigation arising from a 1955 lease, the Company has been required to bear very substantial legal and related administrative and travel expenses, as well as increasingly costly and difficult restrictions on its operations. While settlements of environmental litigation and certain legal expenses for environmental and related claims during 1991 and 1992 were eventually caused to be paid directly by insurance carriers, the related direct and indirect costs and restrictions, particularly restrictions on the Company's ability to arrange equity financing, new debt agreements or lease financing so as to remove and replace antiquated production equipment, have badly damaged the Company. The combined effect of the foregoing has exhausted the Company's financial resources and liquidity while also effectively prohibiting refinancing or new equity investment needed to maintain the Company's ability to modernize and compete. For further discussion of litigation matters, see Notes to Consolidated Financial Statements and Note 8 thereof.

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

      The Company is subject to additional claims which are not covered by the Defense Agreement or other agreements with insurers, although discussions of the possible participation by certain insurance carriers have been held. Of course there can be no assurance that any such discussions will result in any further agreement as to the payment of defense costs by insurance carriers. In event that no agreement is reached with insurers with respect to such defense costs, the Company will be required to pay additional legal and litigation related expenses. Potential sources of payment for such costs include the sale or transfer of Company assets or the sale, conveyance or discounting of its accounts receivable. Also, the Company could seek to reorganize under the bankruptcy laws.

      Beginning during February 1991 the Company and Safety Light successfully negotiated individual settlement agreements with five primary insurance carriers and three excess insurance carriers. Settlement documents were executed covering the monies and releases to be exchanged between the parties. The insurance carriers paid $6,050,000 in cash into separate trust accounts administered by parties unrelated to the Company. Substantially all of such amounts were applied to settle lawsuits, as further described in Note 8 of Notes to the Consolidated Financial Statements. (See Notes 8(a) and 8(b) thereof). The Company also has settled: matters described in such Notes (Note 8(d)); other claims that may be covered under the various trust fund agreements; two claims against Safety Light; and insurance actions discussed in the Consolidated Financial Statements and Note 8(e) thereto. Other settlement proposals are pending in various stages. In order to reach closure of settlement negotiations with government agencies the Company intends to move the settlement forum to the unified jurisdiction of the Federal Bankruptcy Courts if current negotiations with the Department of Justice are not successful.

      In January 1992 monies obtained under the initial installment were applied toward defense costs of matters described in Note 8. (See Notes 8(f) and 8(g) thereof). In January 1992, the Company and Safety Light negotiated a settlement agreement with an additional insurance carrier, pursuant to which the insurance carrier paid two installments, one of which was paid in February 1992 upon execution of all settlement documents and the other paid in January 1993. Monies have been placed into a separate trust account for the defense of matters described in the Notes to the Consolidated Financial Statements (particularly
Note 8(f) and Note 8(g) thereof) and to a separate action naming the Company and Safety Light. On or about May 1992, the Company and Safety Light concluded a settlement agreement with three primary insurance carriers whereby the insureds will be reimbursed a total of seventy-five percent (75%) of legal costs and expenses incurred in the matter described in Note 8(f) of the Notes to Consolidated Financial Statements.

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

      Having resolved several of its long-standing litigation matters, but with other litigation matters continuing in various stages, at this time the liability of the Company and its subsidiaries alleged to be corporate successors to the former USRC cannot be reasonably estimated, nor at this time does management believe that ultimate liability is sufficiently likely to be viewed as "probable" or that an estimate of insurance proceeds can be made with any degree of certainty. Therefore, the Company has not made additional accruals for possible liability at this time. However, due to factors including the very substantial potential costs of remediation and the uncertainty of the possibilities of further settlements and of the ultimate outcome of these matters, despite what the Company and its counsel believe are meritorious defenses and claims, the Company may be materially adversely affected in the future even if there is no judicial finding of successor liability.

      The Company is of the opinion that if, in the future, there is any further material adverse development in such environmental or other litigation, the Company may be required to make additional asset sales and to file for protection from creditors under the federal bankruptcy statutes.

RESULTS OF OPERATIONS

      1997 COMPARED WITH 1996. For the year ended December 31, 1997 total revenues increased to $1,505,594 compared to $1,292,578 for the previous year, a net increase of $213,016. Net sales from manufacturing for the year ended December 31, 1997 increased to $1,448,047 compared to $1,233,878 for the prior year. The increase of $214,169 is primarily a result of an acceleration of orders from the Company's major customer. The Company reported net rental income of $57,000 for 1997 compared to $57,919 for the previous year. This rental income reflects sublease income to a subsidiary of the Company from a small commercial office property in Morristown, New Jersey that has been the subject of continual litigation between the Company and the owner of the property. The Company continues to accrue rent relating to this sublease, but as a result of the court actions described in Note 8 of the Consolidated Financial Statements, during 1997 the Company began fully reserving against the resulting accounts receivable pending acceptance of the Appeal by the Appellate Division and its outcome.

      Cost of sales increased to $891,516 in 1997 compared to $790,957 for 1996, an increase of $100,559. Such increase is primarily related to the increase in net sales from manufacturing. Selling, general and administrative expenses for the year ended December 31, 1997 were $606,446 compared to $520,099 for the prior year. The increase of $86,347 is primarily a result of increases in administrative expenses and professional fees. The Company includes its legal expenses for the environmental litigation and other litigation discussed in Note 8 to Consolidated Financial Statements in selling, general and administrative expenses. Depreciation and amortization expense decreased to $5,383 for the year ended December 31, 1997 from $8,353 for the prior year, as a result of certain assets becoming fully depreciated for financial reporting purposes in the current year. The low level of depreciation in recent years reflects that capital investment needed by the Company at its Bloomsburg, Pennsylvania subsidiary can not be obtained while that site is subject to ongoing governmental litigation and claims.

      During 1997 the Company recognized a discount on early redemption of redeemable preferred stock of $12,375 and $24,750, in 1997 and 1996, respectively, as a result of the issuer of such stock exercising its right to redeem the stock at a discount prior to maturity.

      Primarily as a result of the foregoing factors, the Company reported a net loss of $10,126 for the year ended December 31, 1997 compared to a net loss of $51,581 in 1996.

      1996 COMPARED WITH 1995. For the year ended December 31, 1996 total revenues increased to $1,292,578 compared to $1,234,188 for the previous year, a net increase of $58,390. Net sales from manufacturing for the year ended December 31, 1996 decreased slightly to $1,233,878 compared to $1,234,188 for the prior year. The Company reported net rental income of $57,919 for the year ended December 31, 1996 compared to zero for the prior year. The current year rental income reflects sublease income to a subsidiary of the Company from a small commercial office property in Morristown, New Jersey.

      Cost of sales for the current year was $790,957 compared to $815,000 for 1995, a decrease of $24,043. Such decrease is primarily the result of changes in the Company's sales mix which resulted in products with lower relative material and overhead costs. Selling, general and administrative expenses for the year ended December 31, 1996 were $520,099 compared to

$497,969 for the prior year. The increase of $22,130 is primarily a result of increased professional fees and administrative expenses. The Company includes its legal expenses for the environmental litigation and other litigation discussed in Note 8 to Consolidated Financial Statements in selling, general and administrative expenses. Depreciation and amortization expense increased slightly to $8,353 for the year ended December 31, 1996 from $6,200 for the prior year. The Company recognized a discount on early redemption of redeemable preferred stock of $24,750 and $29,524, in 1996 and 1995, respectively, as a result of the issuer exercising its right to redeem such stock at a discount prior to maturity.

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

      In the first quarter of 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement was adopted by the Company effective December 31, 1997. SFAS 128 simplifies the computation of earnings per common share by replacing primary and fully-diluted presentations with the new basic and diluted disclosures.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The statement establishes standards for reporting and display of comprehensive income and its components. In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The statement specifies revised guidelines for determining an entity's operating and geographic segments and the type and level of financial information about those segments to be disclosed. The Company will adopt the provisions of Statements No. 130 and 131 in its 1998 financial statements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                         PAGE
          Consolidated Balance Sheets                                     16
          Consolidated Statements of Operations                           18
          Consolidated Statements of Stockholder Equity                   19
          Consolidated Statements of Cash Flows                           20
          Notes to Consolidated Financial Statements                      22

                              USR INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           December 31,
                                                   ----------------------------
                                                       1997             1996
                                                   -----------      -----------
ASSETS

Current assets:
     Cash and equivalents ....................     $     4,642      $    16,735
     Accounts receivable:
          Trade ..............................         219,875          130,371
          Other ..............................          10,800           54,072
     Inventories .............................          20,221           39,540
     Prepaid expenses and other ..............           9,838            7,331
                                                   -----------      -----------
          Total current assets ...............         265,376          248,049
                                                   -----------      -----------
Redeemable preferred stock, related party ....          82,659          144,372

Property, plant and equipment, at cost .......       1,695,064        1,692,113
     Less:  accumulated depreciation .........      (1,631,578)      (1,626,195)
                                                   -----------      -----------
                                                        63,486           65,918
                                                   -----------      -----------
Other ........................................           4,470            4,470
                                                   -----------      -----------
                                                   $   415,991      $   462,809
                                                   ===========      ===========

                See Notes to Consolidated Financial Statements

                                  (Continued)

                              USR INDUSTRIES, INC.

                                 (UNAUDITED)

                                                          DECEMBER 31,
                                                   ----------------------------
                                                      1997             1996
                                                   -----------      -----------
LIABILITIES AND STOCKHOLDER EQUITY

Current liabilities:
     Accounts payable ........................     $   262,640      $   264,944
     Accrued expenses ........................         433,778          469,451
                                                   -----------      -----------
          Total current liabilities ..........         696,418          734,395
                                                   -----------      -----------
Long-term obligation under
     capital lease ...........................          54,920           53,635

Commitments and contingencies

Stockholder equity:
     Common stock, par value $1;
          3,500,000 shares authorized;
          issued and outstanding 994,655
          shares at December 31, 1997
          and 1996 ...........................         994,655          994,655
     Additional paid-in capital ..............         365,461          365,461
     Accumulated deficit .....................      (1,695,463)      (1,685,337)
                                                   -----------      -----------
          Total stockholder equity ...........        (335,347)        (325,221)
                                                   -----------      -----------
                                                   $   415,991      $   462,809
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                               YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1997           1996           1995
                                      -----------    -----------    -----------
Revenues:
   Net sales ......................   $ 1,448,047    $ 1,233,878    $ 1,234,188
   Rental income ..................        57,000         57,919           --
   Other income ...................           547            781           --
                                      -----------    -----------    -----------
        Total revenues ............     1,505,594      1,292,578      1,234,188
                                      -----------    -----------    -----------
Costs and expenses:
   Cost of sales ..................       891,516        790,957        815,000
   Selling, general and
        administrative ............       606,446        520,099        497,969
   Depreciation and amortization ..         5,383          8,353          6,200
                                      -----------    -----------    -----------
        Total costs and expenses ..     1,503,345      1,319,409      1,319,169
                                      -----------    -----------    -----------
Discount on early redemptions of
   redeemable preferred stock .....        12,375         24,750         29,524
                                      -----------    -----------    -----------
Net loss ..........................   $   (10,126)   $   (51,581)   $  (114,505)
                                      ===========    ===========    ===========
Net loss per common share .........   $     (0.01)   $     (0.05)   $     (0.12)
                                      ===========    ===========    ===========
Weighted average number of common
   shares outstanding .............       994,655        994,655        994,655
                                      ===========    ===========    ===========

                See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY
                                 (Unaudited)

                                      COMMON STOCK
                                   ------------------    PAID-IN   ACCUMULATED   STOCKHOLDER
                                    SHARES    AMOUNT     CAPITAL     DEFICIT       EQUITY
                                   -------   --------   --------   -----------    ---------
 Balance at
      December 31, 1995 ........   994,655   $994,655   $365,461   $(1,633,756)   $(273,640)

 Net loss ......................      --         --         --         (51,581)     (51,581)
                                   -------   --------   --------   -----------    ---------
 Balance at
      December 31, 1996 ........   994,655    994,655    365,461    (1,685,337)    (325,221)

 Net loss ......................      --         --         --         (10,126)     (10,126)
                                   -------   --------   --------   -----------    ---------
 Balance at
      December 31, 1997 ........   994,655   $994,655   $365,461   $(1,695,463)   $(335,347)
                                   =======   ========   ========   ===========    =========

                See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                  YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                1997        1996        1995
                                              --------    --------    ---------

Cash flows from operating activities:
Net loss ...................................  $(10,126)   $(51,581)   $(114,505)
     Adjustments to reconcile net loss
          to net cash used
          in operating activities:
     Depreciation and amortization .........     5,383       8,353        6,200
     Discount on early redemptions
         of redeemable preferred stock .....    12,375      24,750       29,524
     Changes in components of
          working capital:
          (Increase) decrease in accounts
               receivable ..................   (46,232)     17,676       75,716
          (Increase) decrease in inventories    19,319      (3,671)      (7,474)
          (Increase) decrease in prepaid
               expenses and other ..........    (2,507)     (7,225)        (106)
          Increase (decrease) in accounts
               payable .....................    (2,304)    (36,045)      39,392
          Increase (decrease) in accrued
               expenses ....................   (34,281)    (28,261)    (108,952)
                                              --------    --------    ---------
Net cash used in operating activities ......  $(58,373)   $(76,004)   $ (80,205)
                                              --------    --------    ---------

                See Notes to Consolidated Financial Statements
                                 (Continued)

                              USR INDUSTRIES, INC.

                                 (UNAUDITED)

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------
Cash flows from investing activities:
   Redemptions of investment in
     redeemable Preferred stock ............   $ 49,338    $ 99,000    $ 88,571
   Additions to property, plant and
     equipment .............................     (2,951)     (5,000)     (4,369)
                                               --------    --------    --------
    Net cash provided by investing
      activities ...........................     46,387      94,000      84,202
                                               --------    --------    --------
Cash flows from financing activities:
    Payment of long-term lease
      obligations ..........................       (107)     (1,585)     (1,055)

    Rent deposit ...........................       --        (4,470)       --
                                               --------    --------    --------
    Net cash used in financing
      activities ...........................       (107)     (6,055)     (1,055)
                                               --------    --------    --------
Net increase (decrease) in cash
    and equivalents ........................    (12,093)     11,941       2,942

Cash and equivalents at beginning of
    year ...................................     16,735       4,794       1,852
                                               --------    --------    --------
Cash and equivalents at end of year ........   $  4,642    $ 16,735    $  4,794
                                               ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      There were no cash interest payments in 1997, 1996 and 1995. Due to its substantial tax loss carryforward and operating losses, the Company was not required to make cash payments for income taxes during 1997, 1996 and 1995.

                   See Notes to Consolidated Financial Statements

                              USR INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      SUMMARY AND PRINCIPLES OF CONSOLIDATION. The accompanying Consolidated Financial Statements and Notes thereto present on a consolidated basis the accounts of USR Industries, Inc. ("Company") and its wholly owned subsidiaries USR Chemicals, Inc. ("Chemicals"); USR Lighting, Inc. ("Lighting"); and Metal Fabricators, Inc. ("Fabricators") which in turn owns its subsidiaries USR Metals, Inc. ("Metals") and MultiMetal Products Corporation ("MultiMetals"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      PRESENTATION. As more fully discussed in Note 8 to the Consolidated Financial Statements, the Company is subject to material contingent liabilities for environmental claims arising from allegations of nearly a century ago. Such claims have been asserted through private sector litigation and by litigation proceedings and enforcement by various governmental agencies. Certain insurance carriers which have assisted the Company's defense in earlier years have indicated that they may refuse or restrict further financial assistance for defense costs. The Company's litigation related costs are expected to continue to be material.

      It is uncertain whether the Company's current operations will generate sufficient working capital to enable it to continue to support effective legal defenses while also maintaining the necessary offensive legal capabilities. The Company also requires cash flow to support continued negotiations and proposals; remediation programs; other litigation; and personnel and capital equipment needs. These considerations raise substantial doubts about the Company's ability to continue as a going concern. As the outcome of these uncertainties cannot presently be determined, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of the foregoing or other uncertainties.

      The Company's financial resources and personnel levels have been reduced to effective bankruptcy levels as a result of the adverse effect of the litigation and related regulatory proceedings referred to above. The Company's common stock is not listed on a stock exchange for trading and there have not been regular open market transactions recorded by the Company's transfer agent during the last two full years. The accompanying Financial Statements and related Notes are unaudited, as the Company is without resources necessary to continue to engage independent certified public accountants. In the opinion of management, such unaudited statements reflect all adjustments which are necessary to present fairly, in all material respects, the results of the Company for the periods included herein.

      INVENTORIES. Inventories of raw materials are carried at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories are valued at the lower of average cost or market. The majority of inventories at December 31, 1997 consisted of work-in-process.

      INVESTMENTS. The Company had no short-term investments at December 31, 1997 and 1996.

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

      ACCRUALS AND RESERVES. The consolidated balance sheets include an accrual provision of approximately $220,000 and $230,000 at December 31, 1997 and 1996, respectively, in respect of estimated future litigation expenses in connection with claims asserted against the Company and its wholly owned subsidiaries. See
Note 8 to the Consolidated Financial Statements. Also at December 31, 1997 and 1996 fees owed but unpaid to directors had accrued to $71,500 and $56,500, respectively. As a cash conservation measure, such fees have not been paid currently. The Company intends to propose payment involving elements of non-cash consideration.

      EARNINGS PER SHARE. Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during each period.

      In the first quarter of 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement was adopted by the Company effective December 31, 1997. SFAS 128 simplifies the computation of earnings per common share by replacing primary and fully-diluted presentations with the new basic and diluted disclosures.

      CASH EQUIVALENTS. For purposes of accounting presentation, highly liquid instrument purchases with an original maturity of three months or less are shown as cash equivalents.

      RECLASSIFICATIONS. Certain amounts from prior periods have been reclassified to conform with the presentation format of the 1997 Consolidated Financial Statements with no effect on reported results of operations.

(2)   CERTAIN TRANSACTIONS

      Effective February 13, 1985 Company stockholders considered and approved the sale of certain net assets of Lighting to AeroPanel Corporation ("AeroPanel"), a newly formed corporation owned by an officer of the Company and managed by former Company personnel. In connection with its review and approval of the transaction, the Board of Directors of the Company received the written opinion of the investment banking group of Connecticut National Bank (a subsidiary of Hartford National Corporation) that the transaction would be fair, from a financial point of view, to the Company and its stockholders. At a meeting held March 7, 1986 the Company's stockholders voted to approve and ratify the sale.

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

      As of September 1, 1993 AeroPanel fulfilled the first performance milestone required by the Company as a condition to the possible restructure of the notes by concluding a financing agreement with a commercial factor. The agreement provided up to $250,000 of cash financing available immediately to AeroPanel while the commercial factor was provided a senior security interest in AeroPanel's assets and other independent security. Effective during the first quarter of 1994 AeroPanel fulfilled the second condition required of the Company by obtaining new loan financing. Such loan, which may range to a total amount of $400,000, is secured by second liens on the business and assets of AeroPanel, and is subordinate to the first lien of the commercial factor as above.

      Upon receiving evidence satisfactory to the Company of the successful completion of the required AeroPanel financings as above, the Company agreed to restructure the notes receivable, together with certain unsecured accounts receivable from AeroPanel, into non-cumulative, redeemable preferred stock having a par value of approximately $386,000. In connection with the restructuring, the Company recognized a non-cash loss of approximately $144,000. The preferred stock is redeemable by AeroPanel prior to maturity at December 31, 2003 on a scheduled basis which provides an incentive discount for early redemption. In the year 2003, the preferred stock becomes payable in full at par value. The schedule for early redemption provides an incentive discount of 25% from face value if preferred stock is redeemed by AeroPanel on or before December 31, 1995; 20% if redeemed on or before December 31, 1997; 15% if redeemed on or before December 31, 1999; 10% if redeemed on or before December 31, 2001; and 5% if redeemed on or before December 31, 2003.

      During 1997, 1996 and 1995 AeroPanel made early redemptions of $61,713, $123,750 and $118,095 in par value of preferred stock. Of course the ability of AeroPanel to redeem such preferred stock in the future, whether on an accelerated basis or at maturity in 2003, is dependent upon a number of factors beyond the control of the Company, including future developments in the aerospace and aircraft markets.

(3)   PROPERTY, PLANT AND EQUIPMENT

      A summary of property, plant and equipment at December 31, 1997 and 1996 is as follows:

                                                         1997          1996
                                                      -----------   -----------
           Land and buildings, under capital lease    $   183,254   $   183,254
           Machinery and equipment ................       861,389       858,438
           Office furniture and fixtures ..........        76,921        76,921
           Leasehold improvements .................       573,500       573,500
                                                      -----------   -----------
                                                        1,695,064     1,692,113
                                                      -----------   -----------
           Less accumulated depreciation
             (including accumulated amortization
             of assets under capital lease of
             $128,397 in 1997 and $123,950 in 1996)    (1,631,578)   (1,626,195)
                                                      -----------   -----------
                                                      $    63,486   $    65,918
                                                      ===========   ===========

(4)   EMPLOYEE BENEFIT PLAN

      Effective January 1, 1987 the Company adopted a 401(k) savings plan. The plan covers all employees who have completed one or more years of service and are not covered by a collective bargaining agreement. Each participant may make annual contributions up to the lesser of the maximum amount allowable or 13% of compensation. The Company, at its discretion, may match participants' contributions up to 2% of their compensation. Participant contributions are vested at all times, and the discretionary employer contributions vest 20% per year after two years. No contributions were made by the Company in 1997, 1996 or 1995.

      Effective January 1, 1987 the Company adopted a defined benefit plan for all employees covered by a collective bargaining agreement. The Company's annual contribution to the plan is actuarially determined. Currently the defined benefit plan covers 18 employees and the participants in the plan are fully vested after five years of service. The actuarial status of the defined benefit plan at December 31,1997 has not been determined; however, management does not consider the impact of the plan to be material to the Consolidated Financial Statements. The Company incurred pension expense of $6,520, $7,020 and $6,270 in 1997, 1996 and 1995 respectively.

(5)   FEDERAL INCOME TAXES

      At December 31, 1997 the Company had aggregate net operating loss carryforwards of approximately $2,412,000 which expire at various dates through the year 2009. Certain restrictions may exist as to the utilization of such carryforwards. The components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                           Deferred Tax
                                                       Assets (Liabilities)
                                                      -------------------------
                                                         1997            1996
                                                      ---------       ---------
Property, plant and equipment ..................      $  (1,163)      $  (1,974)
Accrued expenses ...............................        118,494         113,121
Net operating losses ...........................        819,960         794,328
                                                      ---------       ---------
   Subtotal ....................................        937,291         905,475
Valuation allowance ............................       (937,291)       (905,475)
                                                      ---------       ---------
Net deferred tax assets (liabilities) ..........      $    --         $    --
                                                      =========       =========

      Due to the Company's ongoing litigation expenses and resultant financial position, the Company believes it is unlikely that it will be able to utilize its deferred tax asset prior to its expiration and, accordingly, has provided a reserve on the full amount of the asset. During 1997, the Company's valuation allowance increased by approximately $32,000 primarily due to the addition of current year tax loss carryforwards.

(6)   LEASES

      The Company leases its administrative offices in a commercial office building at 550 Post Oak Boulevard, Houston, Texas under a lease through December 2002. The Company's office space comprises 3,500 square feet in such building, which has a total of approximately 55,000 square feet. An officer of the Company holds a limited partnership interest in the building. The Company's wholly-owned subsidiary, Metals, leases a plant facility in Bloomsburg, Pennsylvania under a long-term lease which provides for nominal rental payments but includes certain maintenance obligations. Depending on its production requirements and other factors the Company may propose modifications to such lease arrangement during 1998. The Company's wholly-owned subsidiary, Lighting, leases a small commercial office building under a long-term capital lease. As more fully discussed in Note 8 to the Consolidated Financial Statements since the late 1970s this lease has been the subject of ongoing litigation between the Company and the owner of the property, and the Company has instructed its counsel to file an appeal from an adverse trial court ruling concerning the lease.

      At December 31, 1997, the aggregate future minimum lease payments under the above capital lease is as follows. The amounts listed below are based on the historical payment schedule outlined in the original 1955 lease agreement. They have not been adjusted to reflect the outcome of the court actions described in
Note 8 herein pending the outcome of the appeal which the Company instructed counsel to file on its behalf.

                                                                   Capital Lease
                                                                    ---------
1998 .....................................................          $   5,318
1999 .....................................................              5,318
2000 .....................................................              5,318
2001 .....................................................              5,318
Subsequent to 2002 .......................................             81,551
                                                                    ---------
Total minimum lease payments .............................            102,823
Less amount representing
     interest ............................................            (47,903)
                                                                    ---------
Present value of future
     minimum lease payments ..............................          $  54,920
                                                                    =========

(7)   SIGNIFICANT CUSTOMERS

      For the year ended December 31, 1997, subsidiaries of the Company had sales to two (2) customers of approximately 46% and 23% of total revenues. For the year ended December 31, 1996, subsidiaries of the Company had sales to two
(2) customers of approximately 54% and 15% of total revenues. For the year ended December 31, 1995, subsidiaries of the Company had sales to two (2) customers of approximately 57% and 18% of its total consolidated revenues. The Company's accounts receivable are primarily from companies involved in the consumer products and machinery control industries and generally are not collateralized.

(8)      COMMITMENTS AND CONTINGENCIES

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

     During December 1983 plaintiffs amended such complaint to include as additional defendants GAF Corporation, Mitsubishi Chemical Industries, Inc. ("MCI") and MCI's subsidiary in New Jersey, USR Optonix, Inc., which was alleged to be a corporate successor to the former USRC. The additional defendants were claimed to be liable under a so-called product line exception to the general theory that a third party purchaser of assets is not liable as a successor. The additional defendants answered denying liability and demanded that the previously named defendants defend the action on their behalf and indemnify them against costs and any potential liability in connection therewith. In 1984 the additional defendants were successful on a motion for summary judgment against the plaintiffs and, accordingly, the claims of the additional defendants against the Company and its subsidiaries were dismissed.

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

      The RI/FS and supplemental RI/FS have been completed by EPA for the Glen Ridge, Montclair and West Orange sites. EPA has estimated remediation costs for a ten year excavation and removal program at these offsite locations to be approximately $250,000,000. The Record of Decision ("ROD") selecting the remedy for the sites was issued by EPA and implementation of the selected remedy is believed to have been substantially completed. Represented by the Department of Justice ("DOJ"), the federal government subsequently commenced proceedings against the Company and Safety Light for the recovery costs associated with the investigation or remediation of the Orange site or the Glen Ridge, Montclair and West Orange sites.

      The Company has not made additional accruals for any potential exposure in this matter at this time due to unresolved questions of the Company's liability under CERCLA as an alleged successor to the former USRC. However, the costs of remediation under the methods elected by the federal government were very large. Various proposals to settle this matter are currently under active consideration by the Company, Safety Light, the DOJ and various state and federal agencies. In the event that litigation proceeds and the Company is found liable and the eligible insurance carriers prevail in any further action seeking to deny or limit coverage, the Company would be materially adversely affected and would be required to seek protection under the federal bankruptcy code. Of course, no assurance can be given as to the outcome of these matters.

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

      The EPA was further advised that, except for the multi-million dollar amounts won by the Company and set aside as above, the Company is unable to pay any additional costs for environmental claims. The Company has been advised that it may be eligible for legislative exception by reason of its limited ability to pay. Accordingly, the Company has made various filings and proposals to the EPA with a view towards establishing the Company's limited ability to pay. There has not been a final decision to accept the Company's application under the limited ability to pay exception. If it elects to do so, the EPA may file additional environmental litigation to add to the pending claims referenced in this Note 8.

      The Company believes that its employees, stockholders and itself have been unfairly and wrongfully subjected to theories of retroactive liability springing from allegations dating back to the turn of the century and the era before World War I. The Company believes that the actions complained of not only were fully legal but were in accord with the accepted knowledge and industry practice of their time. If further litigation claims are made by the government or private parties the Company will have no alternative but to file for reorganization pursuant to the bankruptcy statutes.

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

      By order dated February 8, 1990, the Licensing Board reconsidered and modified the stay of the March and August Orders, and required the Company to make contributions to an escrow fund pursuant to the August 21, 1989 order. The Atomic Safety and Licensing Appeal Board heard oral argument on the issue of reconsideration and modification of the stay on March 6, 1990. On April 24, 1990, the Atomic Safety and Licensing Appeal Board affirmed the Licensing Board's February 8, 1990 Order. On August 3, 1990, the Company filed a timely petition for review of the Appeal Board's decision in the United States Court of Appeals for the District of Columbia Circuit. Such appeal was then stayed pending further agency action.

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

      During March 1993 the Company's NRC counsel became concerned that the money available from insurance settlements for legal costs, remediation and additional settlements was being outstripped by accelerating legal expenses to defend motions, requests for interrogatories and other actions by the NRC legal staff. Such counsel and the Company both believe that the combined legal costs to wage simultaneous actions offensively against the insurance carriers and defensively to protect the Company were running substantially in excess of amounts currently available. Accordingly, such counsel advised the Company, Safety Light and the NRC that it had withdrawn from representation of the Company and Safety Light effective March 15, 1993. Thereafter, other than with respect to certain limited contributions of legal services to encourage settlement between the Company, Safety Light and the NRC and, except to provide representation of the Company to contest NRC jurisdiction, such counsel will no longer represent the interests of the Company or Safety Light in the foregoing proceedings.

      The Company thereupon advised the NRC that, as it would be unable to continue to pay legal counsel both for defense of the NRC matter and offensive pursuit of the insurers, the Company had no alternative but to represent itself before the NRC. On April 2, 1993 the Company, represented by its own officers, and Safety Light appeared before a three judge panel of the Atomic Safety and Licensing Board in a settlement review. On April 2, 1993 that Board directed that all pending legal motions in the matter would be suspended to allow for direct review and negotiation between Safety Light and the NRC technical staff without use of attorneys by any party. The Company was given standing to be present and to assist at such meetings.

      One area reviewed was a proposal for site characterization and potential remediation which Safety Light arranged to be submitted by Amersham International, Inc. ("Amersham"), a leading worldwide specialist in nuclear medicine and remediation. Amersham is a commercial outgrowth of a government atomic energy authority of the United Kingdom. A conference between NRC technical personnel and Amersham was set for the week beginning May 3, 1993.

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

      Beginning during February 1991 Safety Light and the Company successfully negotiated individual settlement agreements with all five primary insurance carriers and three excess insurance carriers. Settlement documents have been executed with all monies and releases to be exchanged between the parties. The insurance carriers paid $6,050,000 on behalf of the Company and Safety Light into separate trust accounts administered by parties unrelated to the Company, none of which amounts were received by the Company. These amounts were used to settle matters described in Note 8(a) and 8(b) of Notes to Consolidated Financial Statements as well as various payments discussed in Note 8(d) to the Consolidated Financial Statements and approximately $229,000 of legal fees previously accrued by the Company. The remaining $672,000 in these trust accounts may be used solely to pay future costs and expenses in resolving the matters described in Note 8(c) and 8(d) to the Consolidated Financial Statements as well as other claims that may be covered under the various trust fund agreements; two claims against Safety Light, and the prosecution of the Company's insurance actions discussed in 8(e) to the Consolidated Financial Statements. In January 1992, monies obtained under the initial installment were applied toward defense costs of matters described in Note 8(f) and 8(g). Because the use of amounts paid to the trust accounts were specifically restricted, the effects of the above transactions were not reflected in the Company's Consolidated Financial Statements, other than reversal of previously accrued legal expenses of $229,240 during 1991, which expenses were paid through direct insurance carrier payments. Furthermore, since settlements are negotiated only with the consent of the insurance carriers, no insurance company receivables are or have been reflected on the Company's Consolidated Financial Statements. Monies will also be applied towards defense costs, remediation efforts made pursuant to settlements and the continued pursuit of non-settling carriers. During late March 1993 Judge Humphreys, the administrative judge currently assigned for the foregoing insurance litigation, ordered that the trial date for USR Industries, Inc. et al. versus INA, et al., Docket No. L-055362-84, would be set. In order to more fully prepare this complex matter for trial, both sides evaluated a possible agreement to procedurally dismiss the case by stipulation, shortly after which the action would be refiled under a new docket number. Such stipulation would include agreements by both sides not to change the status quo in other respects, including a Discovery Order issued by Judge Yanoff on December 16, 1992. Following further negotiation the Company and Safety Light entered a stipulation in the foregoing case and settlement discussions were concluded with INA.

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

      The Company has joined the Sharkey Landfill Steering Committee and from the aforementioned trust funds paid the sum of $10,000 for its share of administrative costs incurred by the Committee. The litigation has been stayed pending settlement discussions with the government plaintiffs. When any settlement figure is agreed upon, the Steering Committee members must arrive at an allocation of that sum amongst themselves. In connection with that effort, the Company has responded to an Allocation Questionnaire and has submitted the required position statements to the Allocation Consultant. Based on the allocation determined by the Allocation Consultant, the Steering Committee and the Company and upon ongoing negotiations the Sharkey Landfill matter is expected to settle without further material cost net to the Company.

      At this time, the Company cannot determine the final outcome of this matter and of course no assurance can be given with respect thereto.

      (h) BLANCHARD SECURITIES CO. MATTERS. On April 29, 1992 Blanchard Securities Co. ("Blanchard"), owner of a commercial office property located in Morristown, New Jersey which is leased by a subsidiary of the Company under a long term "credit lease", instituted an action for summary dispossession against its tenant, USR Lighting, Inc. ("Lighting") and the Company. The property is subject to a Lease Agreement entered into in 1955 and with extensions at the tenant's option through 2016. Blanchard's complaint was filed in the Landlord-Tenant Special Civil Part Division, Morris County. On April 30, 1992 Lighting commenced an action by Verified Complaint against Blanchard and its managing partner, William C. Blanchard, in the Superior Court of New Jersey, Chancery Division, Morris County. Lighting sought injunctive and declaratory relief relating to Blanchard's attempted termination of the 1955 Lease Agreement, as well as compensatory and punitive damages for business torts, including tortious interference with Lighting's signed sublease with a proposed subtenant which sublease was being held in escrow and to which Blanchard had conditionally consented as Landlord.

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

      Blanchard, has pursued the strategy of using the local "litigation lottery" to hinder or block potential subtenants by repeatedly asserting similar litigation claims against Lighting and the Company. Blanchard's most recent summary dispossession action asserts that repairs to the roof and heating, ventilation and air conditioning ("HVAC") required under the 1955 Lease Agreement were not done to the standard required and were not timely, and that Lighting's failure to effect repairs constituted a breach of the 1955 Lease and was grounds to dispossess Lighting. Blanchard claims that Lighting breached the 1955 Lease Agreement because of provisions in the separate sublease agreement between Lighting and a proposed subtenant for improvements to the roof and the HVAC systems. Lighting agreed to perform these custom improvements in order to induce its proposed subtenant to enter into a long-term sublease with Lighting. Blanchard admitted to never having inspected the roof or operated the HVAC systems to determine whether any repairs were in fact necessary under the 1955 Lease Agreement. Blanchard also admitted to not knowing the condition of the roof and HVAC systems or the specific nature of the improvements agreed to between Lighting and its proposed subtenant. Nevertheless, Blanchard has been permitted by the local courts to pursue virtually continuous litigation in the matter. As a result, Lightning's sublease rights have been greatly decreased in value because of the costs of defending Blanchard's repeated court actions and the chilling effect on potential subtenants of delays in approval of their subtenancies and legal threats against them by Blanchard. These factors, together with the maintenance and legal costs associated with holding and managing the building for five years without a subtenant, have become excessive.

      During 1994, only thirteen days following final affirmation by the New Jersey Supreme Court against Blanchard's most recent previous claims, Blanchard started new litigation in Supreme Court, Morris County, New Jersey seeking to dispossess Lighting. Again Blanchard's litigation was first filed in Landlord-Tenant Special Civil Part Division, Morris County so that separate motion by Lighting was required to again transfer the matter to the Superior Court, Chancery Division, Morris County, New Jersey.

      In its 1994 suit, Blanchard repeated claims that Lighting had not properly maintained and repaired the building. This time Blanchard cited the allegedly excessive length of time required to repair substantial water damage to the building caused by freezing and burst plumbing. Such damage was caused by a power outage during a historic blizzard in northern New Jersey in early winter of 1994 and has been admitted by the power company not to have been caused by Lighting. Blanchard also asserted that Lighting did not meet repair and maintenance obligations respecting grounds maintenance and removal of trash, principally containers deposited on the wooded area of the property after business hours by patrons of a nearby fast food restaurant. Blanchard also alleged, inter alia, that the property had been abandoned by Lighting; that Lighting had not made a proper effort to sublease the property; and that Lighting was not meeting on a full and timely basis other incidents of long-term ownership in that Lighting was late in delivering local property taxes assessed on the property; and that Lighting had not given effective notice of extension on the 1955 lease. Lighting had appealed the property tax assessment, which appeal successfully reduced applicable property taxes by approximately 25%. Blanchard's complaint was amended during

February 1996 to assert that Blanchard had no notice of Lighting's intention to extend its lease following its June 30, 1996 expiration.

      For its part, Lighting answered and counterclaimed against Blanchard, asserting repeated and willful breaches of the covenants of good faith and Lighting's right to quiet enjoyment of the premises contained in the 1955 Lease Agreement which Lighting has duly honored throughout its occupancy of the building since 1955.

      Trial was conducted in Morristown, New Jersey over a three week period during May and June 1996. Thereafter, the presiding Superior Court Judge, The Honorable Kenneth C. MacKenzie, issued an opinion in which he found in favor of the Company on all claims with respect to the occupancy, maintenance, insurance, tax payment, repair and other related assertions by Blanchard. However, on the sole technical finding that during the litigation with Blanchard wherein Lighting was asserting its lease rights through 2016 that Blanchard had not been given notice of Lighting's intent to extend its tenancy under the Lease, Judge MacKenzie ordered Lighting to vacate as of February 1, 1997. On April 18, 1997 counsel for Lighting filed Notice of Appeal of this element of Judge MacKenzie's Opinion and thereafter Blanchard's counsel filed Notice of Cross-Appeal on other findings at trial. The Appellate Division, finding that the Company's counsel was a member of the New Jersey bar but did not have a resident office in New Jersey and had not caused the Notice of Appeal to be manually executed by co-counsel having a New Jersey office, apparently returned the Notice of Appeal by regular mail for correction. Such notification was lost in the mail and was not received by counsel for the Company. Such counsel plans to file renewed Notice and Motion during May 1998.

      Lighting will also appeal Judge MacKenzie's finding that Blanchard acted in a commercially reasonable manner with respect to this lease and that punitive damages should not be awarded to Lighting. The renewal Notice of Appeal has not yet been filed by counsel for Lighting, so that of course formal appellate briefs have not yet been filed with the Superior Court of New Jersey, Appellate Division.

      Lighting has been advised that it has good cause for appeal and meritorious defenses against the appeals by Blanchard. Of course, there can be no assurance as to whether, and to what extent, appeals by Lighting or Blanchard may be successful or whether the Appellate Division will agree to hear the appeal.

      Lighting has also been notified that Blanchard has dispossessed its former subtenant, Ardry Trading. In turn Ardry Trading has named Lighting as a third party defendant in an action where Blanchard is suing Ardry Trading for unpaid rent, damages and attorney's fees. Ardry Trading is seeking indemnity against any judgement in favor of Blanchard and is also asking for consequential damages related to business interruption, moving expenses and differential costs for a new lease, among other things. In addition two real estate brokers who participated in Lighting's sublease to Ardry Trading have commenced actions against Lighting during 1997 seeking commissions allegedly due, damages and legal costs. The above matters are in their preliminary stages. While the Company believes it has meritorious defenses and claims related to these matters, of course no assurance can be offered as to the outcome of such litigation claims.

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

      The legal costs both to defend and to prosecute the above litigation and related contingent items have been and are expected to be material in amount. If the Company is not successful in its pursuit of additional financial assistance from its insurance companies, it is unlikely that current operations will generate sufficient working capital to enable the Company to continue its legal defense. Various settlement proposals and negotiations with the government are ongoing; however, of course there can be no assurances that any such proposal or negotiation will prove successful.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information to be filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 is expected to be filed by August 15, 1998.

ITEM 11.    EXECUTIVE COMPENSATION

      The information to be filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 is expected to be filed by August 15, 1998.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information to be filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 is expected to be filed by August 15, 1998.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information to be filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 is expected to be filed by August 15, 1998.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

PAGE

(A)         1. The following Consolidated Financial Statements are included in
            Part II, Item 8:

                  CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of
                  December 31, 1997 and 1996                               16

                  Consolidated Statements of Operations for the
                  years ended December 31, 1997, 1996 and 1995             18

                  Consolidated Statements of Stockholder Equity
                  for the years ended December 31, 1997 and 1996           19

                  Consolidated Statements of Cash Flows for the
                  years ended December 31, 1997, 1996 and 1995             20

                  Notes to Consolidated Financial Statements               22

      2.    FINANCIAL STATEMENT SCHEDULES:

      All schedules are omitted because they are not applicable or the information is included in the financial statements and notes included herewith.

(B)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the Company's last fiscal quarter of 1997.

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

                                          USR INDUSTRIES, INC.



 Date:      April 15, 1998                By: /s/ RALPH T. MCELVENNY, JR.
                                                  Ralph T. McElvenny, Jr.,
                                                  Director, Acting Principal
                                                  Executive, Financial and
                                                  Accounting Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:       April 15, 1998                By: /s/ STEPHEN B. AYCOCK
                                                  Stephen B. Aycock,
                                                  Director

Date:       April 15, 1998                By: /s/ RALPH T. MCELVENNY, JR.
                                                  Ralph T. McElvenny, Jr.,
                                                  Director